Form 10-Q
period 2017-09-30
G1 Therapeutics, Inc.
filed 2017-11-08
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2017, the registrant had 28,345,284 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$118,380	$47,305
Prepaid expenses and other current assets	655	596
Total current assets	119,035	47,901
Property and equipment, net	516	311
Total assets	$119,551	$48,212
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,234	$2,605
Accrued expenses	6,187	2,853
Warrant liability	—	167
Total current liabilities	10,421	5,625
Commitments and contingencies
Series C redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on September 30, 2017 (unaudited), 17,000,000 shares authorized, 5,609,398 issued and outstanding on December 31, 2016; (liquidation preference of $51,673 on December 31, 2016)	—	51,424
Series B redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on September 30, 2017 (unaudited), 23,000,000 shares authorized, 7,642,734 issued and outstanding on December 31, 2016; (liquidation preference of $35,722 on December 31, 2016)	—	40,355
Series A redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on September 30, 2017 (unaudited), 14,996,692 shares authorized, 4,998,895 issued and outstanding on December 31, 2016; (liquidation preference of $14,431 on December 31, 2016)	—	14,431
Series 1 redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on September 30, 2017 (unaudited), 2,112,025 shares authorized, 682,026 issued and outstanding on December 31, 2016; (liquidation preference of $931 on December 31, 2016)	—	1,370
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 120,000,000 shares and 73,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 28,369,679 and 1,504,947 shares issued as of September 30, 2017 and December 31, 2016, respectively; 28,343,013 and 1,478,281 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	3	—
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	221,272	—
Accumulated deficit	(112,137)	(64,985)
Total stockholders’ equity (deficit)	109,130	(64,993)
Total liabilities, mezzanine equity and equity	$119,551	$48,212

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Condensed Consolidated Statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	14,054	5,695	38,806	16,020
General and administrative	1,875	918	4,881	3,969
Total operating expenses	15,929	6,613	43,687	19,989
Operating loss	(15,929)	(6,613)	(43,687)	(19,989)
Other income (expense)
Other income	328	56	588	118
Change in fair value in warrant liability and other liabilities	—	—	(41)	(19)
Total other income, net	328	56	547	99
Net loss	$(15,601)	$(6,557)	$(43,140)	$(19,890)
Accretion of redeemable convertible preferred stock	—	(1,205)	(4,757)	(3,200)
Net loss attributable to common stockholders	$(15,601)	$(7,762)	$(47,897)	$(23,090)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(5.21)	$(3.24)	$(15.55)
Weighted average common shares outstanding, basic and diluted	28,318,656	1,490,552	14,772,621	1,484,713

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(43,140)	$(19,890)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59	44
Stock-based compensation	2,357	908
Gain/loss on disposal of property and equipment	6	18
Increase in fair value of warrant activity	41	19
Change in operating assets and liabilities
Prepaid expenses and other assets	(59)	142
Accounts payable and accrued expenses	4,963	2,828
Net cash used in operating activities	(35,773)	(15,931)
Cash flows from investing activities
Purchases of property and equipment	(270)	(209)
Net cash used in investing activities	(270)	(209)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	13	5
Proceeds from Series C preferred stock	—	50,000
Issuance costs for preferred share financings	—	(249)
Proceeds from initial public offering, net of underwriting fees and commissions	108,503	—
Payment of public offering costs	(1,398)	—
Net cash provided by financing activities	107,118	49,756
Net change in cash and cash equivalents	71,075	33,616
Cash and cash equivalents
Beginning of period	47,305	22,938
End of period	$118,380	$56,554
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$4,757	$3,200
Conversion of preferred stock and preferred warrants to common stock and common warrants	$112,337	$-
Deferred offering costs reclassified to additional paid-in capital	$1,398	$-

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Notes to financial statements

(unaudited)

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

G1T38, the Company’s second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile, and the Company is conducting a Phase 1/2 trial in ER+, HER2- breast cancer patients in combination with Faslodex® .

In November, G1 submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to evaluate G1T38, an oral CDK4/6 inhibitor, in combination with Tagrisso® for the treatment of certain types of non-small cell lung cancer.

As part of the Company’s strategy to develop wholly-owned proprietary combinations, the Company is advancing the preclinical development of G1T48, a potential first/best-in-class oral selective estrogen receptor degrader, or SERD, which is targeted for the treatment of ER+, HER2- breast cancer.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit of $112.1 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities. These factors raised substantial doubt about its ability to continue as a going concern prior to the Company’s initial public offering (the “IPO”).

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

As of September 30, 2017, the Company had cash and cash equivalents of $118.4 million. The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least 18 months. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s results of operations and financial condition.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The information presented in the condensed consolidated financial statements and related notes as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s registration statement on Form S-1 under the Securities Act of 1933, as amended, declared effective by the SEC on May 16, 2017. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Income taxes

The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2017 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2017 and December 31, 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2017 and December 31, 2016, the Company had no such accruals.

Stock-Based Compensation

The primary type of stock-based payments utilized by the Company are stock options. The Company accounts for stock-based employee compensation arrangements by measuring the cost of employee services received in exchange for all equity awards granted based on the fair value of the award on the grant date. The fair value of each employee stock option is estimated on the date of grant using an options pricing model. The Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments. The model requires management to make a number of assumptions including expected volatility, expected life, risk-free interest rate and expected dividends.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. The ASU was adopted by the Company for the year ended December 31, 2016. Adoption of this standard did not have material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requiring management to evaluate whether events or conditions could impact an entity’s ability to continue as a going concern for at least one year after the date that the financial statements are issued and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management’s plans will be able to alleviate the substantial doubt. The ASU was effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The ASU was adopted by the Company for the fourth quarter ended December 31, 2016. Refer to the disclosures in Note 1 for the impact of this adoption.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the method of adoption and the potential impact this standard may have on its financial position and results of operations. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At September 30, 2017 and December 31, 2016 these financials instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Money market funds	$102,147	$—	$—	$102,147
Certificates of Deposit	15,152	—	—	15,152
Total assets at fair value:	$117,299	$—	$—	$117,299
Liabilities:
Warrant Liability	$—	$—	$—	$—
Total liabilities at fair value:	$—	$—	$—	$—

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2016
Assets
Money market funds	$31,730	$—	$—	$31,730
Certificates of Deposit	15,041	—	—	15,041
Total assets at fair value:	$46,771	$—	$—	$46,771
Liabilities:
Warrant Liability	$—	$—	$167	$167
Total liabilities at fair value:	$—	$—	$167	$167

 During the three and nine months ended September 30, 2017 and the year ended December 31, 2016, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Computer equipment	$104	$67
Laboratory equipment	268	207
Furniture and fixtures	174	64
Leasehold improvements	121	80
Construction in progress	—	—
Accumulated depreciation	(151)	(107)
Property and equipment, net	$516	$311

Depreciation expenses relating to property and equipment were $27 and $59 for the three and nine months ended September 30, 2017, respectively, and $18 and $44 for the three and nine months ended September 30, 2016, respectively.

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

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued external research and professional fees	$913	$295
Accrued external clinical study costs	4,340	1,897
Accrued compensation expense	854	617
Deferred rent	80	44
Accrued expenses	$6,187	$2,853

7. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 120.0 million shares of common stock.  Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

Preferred Stock

Upon completion of the Company’s IPO, all outstanding preferred stock was automatically converted into an aggregate of 18.9 million shares of common stock.  The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of September 30, 2017, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2017	December 31, 2016
	(unaudited)
Conversion of Series C Preferred Stock on a fully-diluted basis	—	5,609,398
Conversion of Series B Preferred Stock on a fully-diluted basis	—	7,642,734
Conversion of Series A Preferred Stock on a fully-diluted basis	—	4,998,895
Conversion of Series 1 Preferred Stock on a fully-diluted basis	—	682,026
Common stock warrants issued with promissory notes	—	16,666
Other common stock warrants	—	3,466
Series 1 Preferred Stock warrants issued with promissory notes	—	21,978
Common stock options outstanding	3,898,506	3,690,058
Options available for grant under Equity Incentive Plans	1,721,665	176,919
	5,620,171	22,842,140

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

As of September 30, 2017, there were a total of 1,721,665 shares of common stock available for future issuance under the  2017 Plan.

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

During the three and nine months ended September 30, 2017, the Company recorded employee share-based compensation expense of $501 and $1,175, respectively.   During the three and nine months ended September 30, 2016, the Company recorded employee share-based compensation expense of $276 and $610, respectively.

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

During the three and nine months ended September 30, 2017, the Company recorded non-employee share-based compensation expense of $539 and $1,182, respectively.   During the three and nine months ended September 30, 2016, the Company recorded non-employee share-based compensation expense of $93 and $298, respectively.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Expected volatility	74.6 - 75.1%	78.2 - 78.4%	74.2 - 79.3%	74.7 - 78.4%
Weighted-average risk free rate	1.9 - 2.0%	1.3%	1.9 - 2.1%	1.2 - 1.4%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.94	6.05	5.98	6.03

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Research and development	$792	$222	$1,796	$576
General and administrative	248	147	561	332
Total stock-based compensation expense	$1,040	$369	$2,357	$908

Stock Option Activity

Stock option activity for the nine months ended September 30, 2017 is as follows:

			Weighted average
		Weighted	Remaining
		average	contractual	Aggregate
	Options	exercise	for	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2016	3,690,058	$2.13	8.4	$17,463
Cancelled	(31,665)	$2.01
Granted	361,997	12.68
Exercised	(121,884)	1.46
Balance as of September 30, 2017	3,898,506	$3.14	7.9	$84,796
Exercisable at December 31, 2016	1,396,191	0.84	7.8	$8,410
Vested at December 31, 2016 and expected to vest	3,690,058	2.13	8.4	$17,463
Exercisable at September 30, 2017	2,037,649	1.51	7.4	$47,634
Vested at September 30, 2017 and expected to vest	3,898,506	3.14	7.9	$84,796

9. Net loss per common share

Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock options issued and outstanding	3,894,192	3,544,800	3,805,419	3,085,370
Stock warrants	—	25,444	15,223	25,444
	3,894,192	3,570,244	3,820,642	3,110,814

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of the basic and diluted net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator:
Loss from operations	$(15,601)	$(6,557)	$(43,140)	$(19,890)
Less: accretion of redeemable convertible preferred stock	—	(1,205)	(4,757)	(3,200)
Net loss attributable to common stockholders	$(15,601)	$(7,762)	$(47,897)	$(23,090)
Denominator:
Weighted-average basic and diluted common shares	28,318,656	1,490,552	14,772,621	1,484,713
Basic and diluted net loss per common share	$(0.55)	$(5.21)	$(3.24)	$(15.55)

10. Related party transactions

Two co-founders and shareholders of the Company had consulting agreements with the Company relating to their continued development work through June 30, 2017. The Company renewed its consulting agreement with one of these founders through June 30, 2019. Combined consulting fees paid to both founders were approximately $5 and $27 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $59 and $81 for the nine months ended September 30, 2017 and September 30, 2016, respectively under the agreements.

The Company paid approximately $2 and $3 to the Chairman of the Board of Directors for consulting services during the three months ended September 30, 2017 and September 30, 2016, respectively and $9 and $12 for the  nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Based on compelling response rates and favorable tolerability in early-stage trials, trilaciclib is currently being evaluated in four randomized trials: two Phase 1b/2a trials in patients with SCLC, an additional Phase 2 trial in combination with Tecentriq in SCLC and a Phase 2 trial in patients with TNBC. We have completed the Phase 1b parts of the two SCLC trials and have completed enrollment of the Phase 2a part of the first-line SCLC trial, with top-line data expected in the first quarter of 2018. Completion of enrollment for the Phase 2a trial in second/ third-line SCLC is expected in the second quarter of 2018. Preliminary data from this trial and the TNBC trial are expected in the second half of 2018.

G1T38, our second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor being developed to be used in combination with other targeted therapies to treat multiple cancers. We rationally designed G1T38 to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance, Kisqali and Verzenio. Our preclinical data and early clinical data indicate the potential for continuous daily dosing and improved antitumor activity and tolerability. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile leading to the initiation of a Phase 1/2 trial in ER+, HER2- breast cancer in combination with Faslodex. Our plans for G1T38 include its use in other cancers, serving as the backbone of multiple combination regimens.

In November, we submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) to evaluate G1T38, an oral CDK4/6 inhibitor, in combination with Tagrisso® for the treatment of certain types of non-small cell lung cancer.As part of our strategy to develop wholly owned proprietary combinations that complement our CDK4/6 portfolio, we are advancing the preclinical development of G1T48, a potential first/best-in-class oral selective estrogen receptor degrader, or SERD. We expect to develop G1T48 as a single agent and in combination with G1T38 for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we expect to file an investigational new drug application, or IND, for G1T48 in December 2017. We plan to continue to leverage our proprietary assets and knowledge of CDK4/6 biology to explore additional combination treatments and to build a fully integrated oncology company.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 million of revenue for the three and nine months ended September 30, 2017 and the year ended December 31, 2016.  To date, we have financed our operations primarily through the sale of equity securities.

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

As of September 30, 2017, we had an accumulated deficit of $112.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

•

continue development of our product candidates, including initiating additional clinical trials of trilaciclib and G1T38 and completing preclinical studies and potentially initiating clinical trials of our preclinical-stage product candidate, G1T48;

•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

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

Results of operations

Comparison of the three months ended September 30, 2017 and September 30, 2016

	Three Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	14,054	5,695	8,359
General and Administrative	1,875	918	957
Total Operating Expenses	15,929	6,613	9,316
Loss from Operations	(15,929)	(6,613)	(9,316)
Other Income	328	56	272
Net Loss	$(15,601)	$(6,557)	$(9,044)

Revenue

Revenue was $0 for the three months ended September 30, 2017 and September 30, 2016.

Research and development

Research and development expenses were $14.1 million for the three months ended September 30, 2017 compared to $5.7 million for the three months ended September 30, 2016. The increase of $8.4 million, or 147%, was primarily due to an increase of $4.0 million in our clinical program costs, which included increased costs of $2.4 million in our trials of trilaciclib in SCLC, TNBC and initiation of our trial of trilaciclib in SCLC with Tecentriq, an increase of $0.3 million in connection with ongoing costs for a Phase 1/2 clinical trial in ER+, HER2- breast cancer offset by the completion of a Phase I trial for G1T38 in healthy normal volunteers and an increase of $1.3 million in personnel and other costs related to the trilaciclib and G1T38 clinical programs. The increase in overall research and development expenses also includes an increase of $3.0 million for external manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials, an increase of $0.7 million in external research studies, an increase of $0.6 million in preclinical and drug development personnel-related costs as a result of increased headcount and fees paid to consultants, and an increase of $0.1 million in supplies and facility costs. The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Clinical Expenses—trilaciclib	$6,428	$2,976
Clinical Expenses—G1T38	918	394
Clinical Expenses—G1T48	25	—
Chemical Manufacturing and Development	4,050	1,022
Discovery and Pre-Clinical Expenses	2,633	1,303
Total Research and Development Expenses	$14,054	$5,695

General and administrative

General and administrative expenses were $1.9 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016. The increase of $1.0 million, or 104%, was due to an increase of $0.4 million of professional fees, and an increase of $0.4 million in personnel costs due to increased headcount, and an increase of $0.2 million in facility-related costs.

Total other income, net

Total other income, net was $0.3 million for the three months ended September 30, 2017 as compared to $0.1 million for the three months ended September 30, 2016. The increase of $0.2 million was due to additional interest income earned on a higher balance of money market funds during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	38,806	16,020	22,786
General and Administrative	4,881	3,969	912
Total Operating Expenses	43,687	19,989	23,698
Loss from Operations	(43,687)	(19,989)	(23,698)
Other Income	547	99	448
Net Loss	$(43,140)	$(19,890)	$(23,250)

Revenue

Revenue was $0 for the nine months ended September 30, 2017 and September 30, 2016.

Research and development

Research and development expenses were $38.8 million for the nine months ended September 30, 2017 as compared to $16.0 million for the nine months ended September 30, 2016. The increase of $22.8 million, or 142%, was primarily due to an increase of $11.9 million in our clinical program costs, which included increased costs of $8.0 million due to our ongoing Phase 1b/2a clinical trials of trilaciclib in SCLC and initiation costs for the Phase 2 clinical trial of trilaciclib in TNBC and our Phase 2 trial of trilaciclib in SCLC with Tecentriq, an increase of $0.4 million in connection with ongoing costs for a Phase 1/2 clinical trial in ER+, HER2- breast cancer offset by the completion of a Phase 1 trial for G1T38 in healthy normal volunteers, and $3.5 million in increased personnel costs and other costs related to the trilaciclib and G1T38 clinical programs. The increase in overall research and development expenses also includes an increase of $7.2 million in connection with external manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials, an increase of $1.9 million in external research studies, an increase of $1.4 million in preclinical and drug development personnel-related costs as a result of increased headcount and fees paid to consultants, and an increase of $0.4 million in supplies and facility costs. The following table summarizes our research and development expenses allocated to trilaciclib and G1T38 and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Clinical Expenses—trilaciclib	$19,484	$8,511
Clinical Expenses—G1T38	2,638	1,728
Clinical Expenses—G1T48	25	—
Chemical Manufacturing and Development	10,026	2,527
Discovery and Pre-clinical Expenses	6,633	3,254
Total Research and Development Expenses	$38,806	$16,020

General and administrative

General and administrative expenses were $4.9 million for the nine months ended September 30, 2017 as compared to $4.0 million for the nine months ended September 30, 2016. The increase of $0.9 million, or 23%, was due to an increase of $1.0 million in personnel costs as a result of increased headcount and an increase of $0.2 million in facility costs offset by a decrease of $0.3 million of professional fees.

Total other income, net

Total other income, net was $0.5 million for the nine months ended September 30, 2017 as compared to $0.1 million for the nine months ended September 30, 2016.  The increase of $0.4 million was due to additional interest income earned on a higher balance of money market funds during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of September 30, 2017, we had an accumulated deficit of $112.1 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

We have funded our operations through September 30, 2017 primarily through gross proceeds from private placements of our Series A, Series B and Series C convertible preferred stock of $95.8 million and net proceeds from our IPO of $107.1 million.  As of September 30, 2017, we had cash and cash equivalents of $118.4 million.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2017	2016	$
	(in thousands)
Net cash used in operating activities	$(35,773)	$(15,931)	$(19,842)
Net cash used in investing activities	(270)	(209)	(61)
Net cash provided by financing activities	107,118	49,756	57,362
Net increase in cash and cash equivalents	$71,075	$33,616	$37,459

Net cash used in operating activities

During the nine months ended September 30, 2017, net cash used in operating activities was $35.8 million which consisted primarily of a net loss of $43.1 million, partially offset by an increase in accounts payable and accrued expenses of $4.9 million related primarily to an increase in research and development activity during the period and non-cash stock compensation expense of $2.4 million.

During the nine months ended September 30, 2016, net cash used in operating activities was $15.9 million, which consisted primarily of a net loss of $19.9 million offset by an increase in accounts payable and accrued expenses of $2.8 million related primarily to an increase in research and development activity during the period, $0.9 million non-cash stock compensation expense and $0.3 million decrease in other working capital adjustments.

The increase in net cash used in operating activities of $19.8 million was primarily due to an increase in research and development activity during the period.

Net cash used in investing activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2017 and $0.2 million for the nine months ended September 30, 2016, which represented purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $107.1 million, consisting of $107.1 in net proceeds from our initial public offering, after deducting underwriting discounts and commissions and other expenses.

During the nine months ended September 30, 2016, net cash provided by financing activities was $49.8 million, consisting of $49.8 million of net proceeds from issuance of shares of our Series C Preferred Stock.

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

We believe that the net proceeds from our IPO, our existing cash and cash equivalents will be sufficient to fund our projected cash needs for at least the next 18 months. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $118.4 million as of September 30, 2017, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have material effect on our business, financial condition or results of operations.  We had no outstanding debt as of September 30, 2017.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three months ended September 30, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and

Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception. We incurred net losses of $20.3 million for the year ended December 31, 2015, $30.3 million for the year ended December 31, 2016, and $43.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $112.1 million. Our most advanced clinical-stage product candidate, trilaciclib, is currently in four clinical trials, two Phase 1b/2a trials and two Phase 2 trials. Our other clinical-stage product candidate, G1T38, is currently in a Phase 1/2 clinical trial. It may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of September 30, 2017, we had $118.4 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources, together with the net proceeds from our IPO, will be sufficient to fund our anticipated operations for at least 18 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If trilaciclib is approved, it would compete with (a) existing growth factor support treatments, (b) if approved, rovalpituzumab tesirine (Rova-T), an antibody drug conjugate currently being developed by Abbvie for the treatment of patients with SCLC, (c) if approved, the multiple immune checkpoint inhibitors in clinical trials for the treatment of patients with SCLC and TNBC, and (d) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop trilaciclib. If G1T38 is approved, it would compete with (a) Pfizer’s approved CDK4/6 inhibitor, Ibrance, (b) Novartis’s approved CDK4/6 inhibitor, Kisqali, (c) Eli Lilly’s approved CDK4/6 inhibitor, Verzenio, (d) if approved, other non-selective CDK4/6 inhibitor product candidates in clinical development, including product candidates being developed by FLX Bio and OncoMed Pharmaceuticals, and (e) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T38. If G1T48 is approved, it would compete with (a) the approved intramuscular SERD, Faslodex, being marketed by AstraZeneca, (b) if approved, other oral SERDs in development by Radius Health, Genentech, AstraZeneca and Novartis; and (c) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T48.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

We are an early-stage clinical development company, and, as of September 30, 2017, had only 38 employees, which includes five executive officers. We are highly dependent on the research and development, clinical and business development expertise of Mark A. Velleca, M.D., Ph.D., our President and Chief Executive Officer, Rajesh Malik, M.D., our Chief Medical Officer, Jay Strum, Ph.D., our Chief Scientific Officer, and Terry Murdock, our Senior Vice President of Development Operations, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. Other than for Dr. Velleca and Dr. Malik, we do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our common stock by:

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

Not applicable

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

 Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Employment Agreement by and between the Registrant and Terry Murdock, dated as of August 1, 2017.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 8, 2017	By:	/s/ Mark A. Velleca, M.D., Ph.D.
Mark A. Velleca, M.D., Ph.D.
President, Chief Executive Officer (principal executive officer)

Date: November 8, 2017	By:	/s/ Gregory J. Mossinghoff
Gregory J. Mossinghoff
Chief Business Officer (principal financial officer)
Date: November 8, 2017	By:	/s/ Jennifer K. Moses
Jennifer K. Moses VP of Finance and Administration