Form 10-K
period 2017-12-31
G1 Therapeutics, Inc.
filed 2018-02-21
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38096

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001 Per Share; Common stock traded on The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2017, was $294,068,519.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2018 was 28,444,863.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 7, 2018, are incorporated by reference into Part III of this report.

i

Special note regarding forward-looking statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Such forward looking statements speak only as of the date of this Annual Report.  Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. Our therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications.

We were incorporated under the laws of the State of Delaware in May 2008 under the name “G-Zero Therapeutics, Inc.” In September 2012, we changed our name to “G1 Therapeutics, Inc.” Our principal executive offices are located at 79 T.W. Alexander Drive, 4501 Research Commons, Suite 100, Research Triangle Park, NC 27709, and our telephone number is (919) 213-9835.

We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. All of our assets are held in the United States.

“G1 Therapeutics” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Product Pipeline

Our product pipeline includes several product candidates with the potential to significantly improve the treatment of patients with cancer.  Our two clinical candidates, trilaciclib and G1T38, are based on our core understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of all human cells.  G1T48 is a potential first-in-class oral Selective Estrogen Receptor Degrader, or SERD, which we plan to develop as a single agent and in combination with other agents, including G1T38 for the treatment of ER-positive, or ER+, HER2- breast cancer.  We own the global rights to all our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting IV CDK4/6 inhibitor Preserves HSPCs, enhances immune system function	Phase 2

G1T38	CDK4/6	Oral CDK4/6 inhibitor Stops tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral Selective Estrogen Receptor Degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Open IND

Our CDK4/6 Inhibitor Product Candidates

CDK4 and CDK6, collectively known as CDK4/6, are key cell signaling proteins that regulate cell growth and proliferation.  The CDK4/6 pathway is critical for cell cycle regulation of both healthy normal cells and certain tumor cells, representing a validated and promising class of targets for anti-cancer therapeutics. An example of normal cells whose growth and proliferation are regulated by CDK4/6, are hematopoietic stem and progenitor cells, or HSPCs. HSPCs reside in the bone marrow and are the “reservoir” from which all blood and immune system cells are formed. Additionally, CDK4/6 plays an integral role in the growth and proliferation of certain types of tumors.

We have leveraged our deep knowledge in CDK4/6 biology to discover and develop two highly potent and selective CDK4/6 inhibitors that may have broad applicability across multiple cancer indications.  We believe we are the only company with two distinct clinical-stage CDK4/6 inhibitors, trilaciclib and G1T38, each of which has the potential to be the backbone therapy of multiple combination regimens.  Our two CDK4/6 inhibitors were rationally designed to treat distinct patient populations with different combination regimens.

Trilaciclib, a short-acting IV therapy, is in development for combinations with chemotherapy and chemotherapy/checkpoint inhibitor regimens. G1T38, an oral therapy, is in development for combinations with other oral targeted therapies.

Trilaciclib: our novel approach to preserve HSPCs from damage by chemotherapy

Trilaciclib is a potential first-in-class, short-acting CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, protect HSPCs from chemotherapy-induced damage, preserve bone marrow and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Following evaluation of trilaciclib in a Phase 1 trial in healthy volunteers, we initiated two Phase 1b/2a trials in patients with extensive-stage small cell lung cancer (SCLC); one in a first-line setting (in combination with carboplatin/etoposide) and the other in a second-/third line setting (in combination with topotecan). Enrollment in the open label Phase 1b portions of both trials has been completed and preliminary data were reported in 2016 and 2017; response rates and tolerability compared favorably to historical chemotherapy-only trials. In the Phase 1b parts of these two trials, we treated 51 patients with over 250 cycles of trilaciclib and chemotherapy, and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. Further, there were no drug-related serious adverse events reported during the Phase 1b parts of these two trials. There were some adverse events reported involving fatigue and cytopenias, but those adverse events were less severe and less frequent than those generally reported in trials involving the use of chemotherapy alone.

Based on these encouraging preliminary data, we advanced both of these SCLC trials into the randomized, placebo-controlled, double-blind Phase 2a parts. Enrollment in the first-line SCLC Phase 2a trial was completed in the second quarter of 2017 and unblinded preliminary data will be reported in March 2018; at that time, we will also update data from the Phase 1b patients of the trial. Enrollment in the second-/third-line SCLC Phase 2a trial is expected to be completed in the second quarter of 2018, with unblinded preliminary data (as well as updated Phase 1b data) reported in the fourth quarter of 2018. In 2017 we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment is expected to be completed in the second quarter of 2018, with preliminary data reported in the fourth quarter of 2018.  Finally, as part of our non-exclusive collaboration with Genentech, in 2017 we initiated a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018; as the primary endpoint of this trial is overall-survival, data read-out is event driven, and is not expected until 2019 or later.

Market opportunities for trilaciclib

Cancer is the second leading cause of death in the United States with approximately 1.7 million new cases and 600,000 deaths in 2016. Chemotherapy is still the standard of care treatment for multiple cancers. We estimate that more than one million patients in the United States receive chemotherapy annually.

Chemotherapy has significant clinical utility and continues to be the most effective treatment for many cancers. However, it also damages HSPCs (myelosuppression) and the immune system (immunosuppression), leading to severe adverse effects and limiting anti-tumor activity.  Chemotherapy-induced myelosuppression causes abnormally low numbers of red blood cells, or anemia, abnormally low numbers of neutrophils, or neutropenia, and/or abnormally low numbers of platelets, or thrombocytopenia. The treatment and prevention of myelosuppressive side effects of chemotherapy is a large market opportunity. The only current treatment for chemotherapy-induced myelosuppression is growth factor support. Two main types of commercially available growth factors are: granulocyte-colony stimulating factor, or GCSF, and erythropoiesis stimulating agents, or ESAs. GCSF increases production of neutrophils in patients to reduce the incidence of infection after chemotherapy. GCSF does not preserve the function of the bone marrow and immune system from chemotherapy damage. ESAs increase production of red blood cells in patients. Accordingly, ESAs also do not preserve the function of the bone marrow and immune system from chemotherapy. ESA use in oncology has diminished recently due to a “black box” warning related to death and serious cardiovascular events. Despite these limitations, we estimate that annual worldwide sales of growth factor support therapy in oncology exceeds $7 billion.

Our first trial for trilaciclib is in first-line treatment of extensive-stage Small Cell Lung Cancer, or SCLC. SCLC is inherently CDK4/6-independent and accounts for approximately 15% of all lung cancers. Approximately 31,000 people are diagnosed annually with SCLC in the United States and approximately 70%, or 21,000, of those have extensive-stage disease. First-line treatment for extensive-stage SCLC is typically a chemotherapy regimen of carboplatin and etoposide, each of which has significant myelosuppressive side effects. While these patients often respond to chemotherapy, approximately 90% progress within one year and die within two years. Five-year survival rates are less than 5% for patients with extensive-stage SCLC. The last drug approved for the treatment of patients with SCLC was topotecan in 2007, which was approved in a second/third line setting and is highly myelosuppressive.

We are also exploring the use of trilaciclib in Triple Negative Breast Cancer, or TNBC. According to the World Cancer Research Fund International, breast cancer is the second most common cancer in the world and the most prevalent cancer in women, with an estimated 1.7 million cases of breast cancer diagnosed annually worldwide. TNBC makes up approximately 15-20% of such diagnosed breast cancers. Because TNBC cells lack key growth-signaling receptors, patients do not respond well to medications that block estrogen, progesterone, or HER2 receptors. Instead, treating TNBC typically involves chemotherapy, radiation, and surgery. In general, survival rates tend to be lower with TNBC compared to other forms of breast cancer, and TNBC is also more likely than some other types of breast cancer to return after it has been treated, especially in the first few years after treatment.

There are currently approximately 300 trials of which we are aware evaluating checkpoint inhibitors in combination with chemotherapy. We believe that administering trilaciclib with chemotherapy/checkpoint inhibitor combinations may increase efficacy. We are collaborating non-exclusively with Genentech to explore the utility of trilaciclib and their checkpoint inhibitor Tecentriq combined with chemotherapy. Our first targeted indication is first-line SCLC and we initiated a Phase 2 trial in combination with Tecentriq in the second quarter of 2017. We also anticipate trials in other indications.

Advantages of trilaciclib

We believe that treating patients with trilaciclib prior to the administration of chemotherapy may have the following benefits and advantages:

•

Potential to minimize chemotherapy-induced myelotoxicity and immunosuppression. Trilaciclib has been rationally designed and optimized to preserve HSPCs from damage by chemotherapy, thereby minimizing cytopenias across all four blood lineages: red cells, platelets, neutrophils and lymphocytes.  Trilaciclib has the potential to decrease the clinically relevant consequences of these cytopenias, such as febrile neutropenia.

•

Potential to reduce chemotherapy dose-delays and dose reductions. Chemotherapy-induced myelosuppression is the major dose limiting toxicity of cytotoxic chemotherapy and can lead to dose reductions and schedule delays that can limit therapeutic benefit. Trilaciclib has been designed specifically to minimize myelosuppression and has the potential to enable maintenance of the indicated and planned chemotherapeutic dose and schedule.

•

Potential for combination with immune checkpoint inhibitors. There are currently approximately 300 trials of which we are aware evaluating checkpoint inhibitors in combination with chemotherapy. We believe that administering trilaciclib with chemotherapy/checkpoint inhibitor combinations may increase efficacy. We are collaborating non-exclusively with Genentech to explore the utility of trilaciclib and their checkpoint inhibitor Tecentriq combined with chemotherapy. Our first indication is first-line SCLC and we initiated a Phase 2 trial in combination with Tecentriq in the second quarter of 2017.We also anticipate trials in other indications.

•

Potential broad applicability. We believe trilaciclib has the potential to benefit patients treated with multiple myelosuppressive chemotherapeutic regimens across a wide range of oncology indications.

•

Convenience of administration. Trilaciclib is designed to be administered via an IV infusion prior to chemotherapy treatment. This dosing regimen fits with standard clinical practice for chemotherapy and/or checkpoint inhibitor treatment.

•

Reduced potential of secondary hematological malignancies. Chemotherapy has been linked with secondary types of cancer that may occur years after initial treatment. HSPCs are especially sensitive to chemotherapy, and damage to HSPCs by chemotherapy can lead to both myelodysplastic syndrome and acute myelogenous leukemia. We believe that protecting HSPCs from the cytotoxic effects of chemotherapy has the potential to reduce incidence of these secondary hematological malignancies.

•

Potential to reduce the overall cost of care. Chemotherapy-induced myelosuppression leads to severe adverse side effects, such as fatigue due to anemia, infections due to neutropenia, and bleeding due to thrombocytopenia. These adverse side effects often require costly hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Because trilaciclib has been designed specifically to minimize myelosuppression, we believe that it has the potential to reduce the overall cost of care. Our market research with payers supports the value proposition of trilaciclib.

Trilaciclib: preclinical and clinical development

Preclinical development

We have published extensive biochemical, cellular and in vivo data on trilaciclib from 2015-2017.  Our preclinical data show that trilaciclib can induce transient and reversible cell-cycle arrest of HSPCs; protect HSPCs from damage by chemotherapy; preserve bone marrow and immune system function; improve CBC recovery; protect from bone marrow exhaustion; prevent myeloid skewing and consequent lymphopenia; activate T-cells in the tumor microenvironment; and enhance chemotherapy and checkpoint inhibitor anti-tumor activity.

Completed Phase 1 clinical trial

In 2015, we completed a Phase 1 clinical trial of trilaciclib in 45 healthy volunteers in the Netherlands. In this trial, subjects in seven cohorts were administered a single ascending dose of trilaciclib between 6 mg/m² and 192 mg/m². The purpose of this trial was to evaluate the safety including dose limiting toxicities, or DLTs, serious adverse events, or SAEs, adverse events, or AEs, and pharmacokinetics, or PK, and identify a biologically effective dose of trilaciclib. Published data from this trial demonstrated that trilaciclib was well tolerated, with no DLTs or SAEs reported. These data demonstrated that the administration of trilaciclib resulted in the robust cell-cycle arrest of HSPCs for at least 32 hours and supported a starting dose of 200 mg/m 2 for the initial studies in patients.

Ongoing clinical trials

Trilaciclib (IV CDK4/6 inhibitor):

Initial indications	Regimen	Phase	Status and expected milestones
1st -line Small Cell Lung Cancer	+ etoposide/carboplatin	1b/2a	Phase 1b & 2a enrollment complete Report updated Phase 1b, and preliminary Phase 2a data in March 2018
2nd /3rd –line Small Cell Lung Cancer	+ topotecan	1b/2a	Phase 1b enrollment complete, anticipate completing Phase 2a enrollment in Q2 2018 Report updated Phase 1b, and preliminary Phase 2a data in Q4 2018
metastatic Triple Negative Breast Cancer	+gemcitabine/carboplatin	2	Anticipate completing enrollment in Q2 2018 Report preliminary data in Q4 2018
1st -line Small Cell Lung Cancer	+Tecentriq/carboplatin/ etoposide	2	Enrollment completed in Q1 2018 (two quarters ahead of schedule)

Ongoing Phase 1b/2a clinical trial in first-line treatment of SCLC

In 2015, we initiated a Phase 1b/2a clinical trial in first-line extensive-stage SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2a segment. The goals of the trial are to evaluate the safety, myelopreservation, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meetings in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2a segment of the trial in fourth-quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017.  We expect to update the data from the Phase 1b segment of the trial and to report preliminary data from the Phase 2a segment of the trial in March 2018.

Ongoing Phase 1b/2a clinical trial in second/third-line treatment of SCLC

In 2015, we initiated a Phase 1b/2a clinical trial in second/third-line SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2a segment of the trial. The goals of the trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing second/third-line chemotherapy standard of care regimen of topotecan and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus topotecan until the progression of disease. Trilaciclib was administered as an IV infusion prior to every dose of topotecan. Trilaciclib doses of 200 to 280 mg/m2 and topotecan doses of 0.75 to 1.5 mg/m2 were tested across 7 cohorts in the completed Phase 1b open-label segment of the trial. Upon completion of the Phase 1b segment of the trial, the doses chosen for the randomized, placebo-controlled Phase 2a segment of this trial are trilaciclib 240 mg/m2 + topotecan 0.75 mg/m2 and trilaciclib 240 mg/m2 + topotecan 1.5 mg/m2.

In the Phase 1b segment we treated 32 patients with trilaciclib and topotecan without any episodes of febrile neutropenia or treatment related SAEs. Preliminary results from Phase 1b were reported at the IASCLC World Conference on Lung Cancer in December 2016. Based on these results, the Phase 2a segment was initiated in the first quarter of 2017 and consists of a double blind-design with approximately 90 patients randomized on a 2:1 basis to receive trilaciclib plus topotecan, or placebo plus topotecan. We plan to complete enrollment in this trial in the second quarter of 2018. We expect to update the data from the Phase 1b segment of the trial and to report preliminary data from the Phase 2a segment of the trial in the fourth quarter of 2018.

Ongoing Phase 2 clinical trial in Triple Negative Breast Cancer (TNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that is expected to enroll approximately 90 patients with first, second or third-line metastatic TNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin. We expect to fully enroll this trial in the second-quarter of 2018 and report preliminary data in the fourth-quarter of 2018.

Ongoing Phase 2 clinical trial in first-line treatment of SCLC with a checkpoint inhibitor

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with extensive stage SCLC receiving carboplatin and etoposide.  We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017.  The goals of the clinical trial are to evaluate the safety, overall survival, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with Tecentriq and chemotherapy.  We completed enrollment in the first quarter of 2018.

G1T38: Our potential best-in-class CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

G1T38, our second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. We rationally designed G1T38 to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance®, Kisqali® and Verzenio®. Our preclinical data and early human clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile, and we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer in January 2017. Our plans for G1T38 include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we expect to begin a Phase 1b/2 trial in March 2018 in combination with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso®. We believe that G1T38 has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

Market opportunity for G1T38

The importance of CDK4/6 as a key regulator of tumor cell growth and proliferation in certain tumors has been validated by the FDA’s approval of Pfizer’s CDK4/6 inhibitor Ibrance for the treatment of ER+, HER2- advanced breast cancer as initial endocrine therapy in combination with an aromatase inhibitor in post-menopausal women and in women with disease progression following endocrine therapy in combination with fulvestrant, the approval in 2017 of Kisqali in combination with an aromatase inhibitor, and the approval in 2017 of Verzenio in combination with fulvestrant. Worldwide sales of Ibrance were $2.1 billion and $3.1 billion in 2016 and 2017, respectively. Wall Street analysts estimate Ibrance peak annual worldwide sales to exceed $7 billion.

Advantages of G1T38

We believe that G1T38 has the potential to be a best-in-class CDK4/6 inhibitor. There are currently three other CDK4/6 inhibitors approved to treat ER+, HER2- breast cancer - Ibrance, Kisqali, and Verzenio. Each of these drugs has shortcomings that we believe could be addressed by a best-in-class CDK4/6 inhibitor. Ibrance and Kisqali have long half-lives that can lead to drug accumulation and neutropenia, requiring a dosing regimen of 21 days on drug and a treatment holiday of at least seven days off drug. Kisqali has also exhibited cardiovascular and liver side effects.  Verzenio has demonstrated significant gastrointestinal issues, which can require administration of antidiarrheal therapies.  Verzenio has also exhibited liver and blood clotting side effects.

We believe that G1T38 has the potential to be best-in-class because of the following advantages:

•

Less myelotoxicity. In preclinical studies, G1T38 has demonstrated less myelotoxicity than Ibrance, but equivalent anti-tumor efficacy. We believe this is due to the inherently different PK properties of G1T38.

•

Potential for continuous daily dosing. Patients on Ibrance and Kisqali can only be given the drug on a 21 days-on, followed by 7 days-off, schedule. Even with this dosing holiday, dose-delays and dose reductions due to persistent neutropenia are common. Our preclinical data and clinical data to date with G1T38 support the potential for continuous daily dosing with less dose-limiting neutropenia.

•	Improved cardiovascular and liver safety. G1T38 has not shown any of the QT prolongation issues (seen with Kisqali) and liver injury (seen with Kisqali and Verzenio).
•	Improved tolerability profile. We have designed G1T38 to be selective for CDK4/6 and have minimal CDK2 activity, as inhibition of CDK2 has been associated with gastrointestinal toxicities.
•

Greater potential for combination therapies. We believe that G1T38 is the only selective CDK4/6 inhibitor in development that is not currently owned by a large pharmaceutical company. We believe that other pharmaceutical and biotech companies with targeted therapies may want to test a combination of their therapies with our CDK4/6 inhibitor. Accordingly, we believe we are in a strong position to explore collaborative arrangements with these companies.

G1T38: preclinical and clinical development

Preclinical development

We have published extensive biochemical, cellular and in vivo data on G1T38 demonstrating: high potency and selectivity for CDK4/6; equivalent anti-tumor activity to Ibrance when dosed orally once daily for 28-days in a mouse model of ER+, HER2- breast cancer; less myelotoxicity than Ibrance in mouse models, suggesting the potential for continuous daily dosing without the need for a treatment holiday; and anti-tumor efficacy in models of certain CDK4/6-dependent tumor types, such as NSCLC and castrate resistant prostate cancer, or CRPC.

Completed Phase 1 clinical trial

In the fourth quarter of 2016, we completed a Phase 1 clinical trial of G1T38 in 75 healthy volunteers in the Netherlands. This was a single ascending dose, placebo-controlled trial testing doses of 3 to 600 mg. In addition, G1T38 was dosed at 200 and 300 mg twice a day, 300 mg with and without food, and 300 mg as an oral solution. The goals of the clinical trial were to obtain PK and safety data to inform appropriate starting dose(s) for studies in patients. There were no DLTs, SAEs, or grade 3/4 AEs reported in this study.

Ongoing clinical trials

G1T38 (oral CDK4/6 inhibitor):

Initial indications	Regimen	Phase	Status and expected milestones
ER+, HER2- Breast Cancer	+Faslodex	1b/2a	Phase 1b enrollment ongoing Report preliminary Phase 1b data in Q2 2018
EGFR mutant Non-small Cell Lung Cancer	+ Tagrisso	1b/2	Initiate Phase 1b in March 2018

Ongoing Phase 1b/2a clinical trial in ER+, HER2- breast cancer

In January 2017, we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer patients in combination with Faslodex®, an FDA-approved SERD. The trial is expected to enroll up to 100 patients in Europe. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of G1T38 in combination with Faslodex and to determine the dose to be used in future trials. The Phase 1b segment of the trial is open-label and consists of two arms, with G1T38 dosed continuously without a holiday, either once a day or twice a day in combination with Faslodex. Once the dose and schedule have been determined, the Phase 2a segment will enroll approximately 30 patients at the recommended G1T38 dose and schedule in combination with Faslodex. All patients in the trial are being administered G1T38 orally continuously without a treatment holiday and intramuscular, or IM, Faslodex per the label. Tumor lesions are being assessed under RECIST criteria by CT scans or MRI every 8 weeks.

Early clinical data from the first 24 patients enrolled in the trial suggest that G1T38 may be able to address the shortcomings of the other CDK4/6 inhibitors. G1T38 has a shorter half-life and larger volume of distribution than Ibrance and Kisqali and is not expected to show drug accumulation. All of the enrolled patients had a decline in neutrophil counts, which is expected and due to a mechanism-based decrease in neutrophil production caused by G1T38, which also occurs with other CDK4/6 inhibitors such as Ibrance and Kisqali. No cardiovascular or liver side effects have been reported so far and there have been no G1T38-related SAEs. The incidence of gastrointestinal AEs reported so far are similar to Ibrance and Kisqali and less than Verzenio. These early clinical data indicate the potential for continuous daily dosing of G1T38 without a holiday in combination with Faslodex, and the potential for improved tolerability compared to other marketed CDK4/6 inhibitors. We expect to report preliminary data from the Phase 1b segment of this trial in the second quarter of 2018.

G1T48: Our oral SERD

G1T48 is a potential first/best-in-class oral SERD, which we plan to initially develop as a single agent and in combination with G1T38 for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned, proprietary combination of a SERD and an oral CDK4/6 inhibitor, a validated regimen in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2017. With the IND now open, we expect to initiate a clinical trial in the second quarter of 2018.

Market opportunity for G1T48

Breast cancer is the most prevalent cancer in women, accounting for 30% of all female cancers in the United States. The major cause of death from breast cancer is metastases, and approximately 30% of early-stage patients develop metastatic disease. Approximately 65% of breast cancers are ER+ and depend on estrogen signaling for growth and survival of the malignant cells. Patients with ER+ breast cancers are typically treated with endocrine therapies such as aromatase inhibitors, or AIs, selective estrogen receptor modulators, or SERMs, and SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER’s ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present in breast cancer cells. For this reason, although AIs and SERMs are effective treatments for some breast cancers, many patients acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. In contrast, SERDs are a class of endocrine therapies that directly induce ER degradation. Therefore, it is believed that SERDs have the potential to treat ER+ tumors without allowing ligand-independent resistance to develop, and to act on AI- and SERM-resistant ER-positive tumors.

Currently only one SERD, Faslodex, is approved for the treatment of ER+ metastatic breast cancer. Faslodex is administered as an IM injection, and requires a loading dose during the first month of treatment. This means it is typically given on days 1, 15, and 29 of treatment and then once monthly thereafter. Each treatment typically consists of two injections, one into each buttock. Injection site reactions are common, occurring in approximately 10% of patients. Injection site related events including sciatica, neuralgia, neuropathic pain, and peripheral neuropathy have been reported. Other frequently reported adverse reactions with Faslodex include nausea (9.7%) and bone pain (9.4%).

While there are several oral SERDs in early clinical development, no one candidate has emerged as a clear front runner as an oral alternative to Faslodex based on early results. Limited efficacy has been reported in some of the oral SERDs in development and one has been shown to possess ER agonist activity without complete receptor degradation, suggesting that it is a SERM rather than a SERD with complete antagonist activity.

Advantages of G1T48

We believe that G1T48 has the potential to be first/best-in-class because of the following advantages:

•	Higher potency. In preclinical models of ER+, HER2- breast cancer, G1T48 is more potent than Faslodex in binding and degrading the ER and inhibiting cell growth.
•

Improved oral efficacy. G1T48 demonstrated improved activity compared to another oral SERD in development in preclinical models of endocrine resistance mediated by ER mutation. G1T48 also demonstrated better efficacy than other oral SERDs in development in a tamoxifen resistant model of ER+, HER2- breast cancer.

•	Ease of administration. The only approved SERD, Faslodex, is required to be given via IM injection. We have designed G1T48 to be administered orally.
•

Wholly owned proprietary combination regimen. To our knowledge, we are the only emerging biopharmaceutical company with both an oral SERD (G1T48) and an oral CDK4/6 inhibitor (G1T38). We believe that being in the unique position of having this wholly owned proprietary combination of a validated regimen for the treatment of ER+, HER2- breast cancer provides us a strategic and competitive advantage.

G1T48: Preclinical development

We have presented extensive biochemical, cellular and in vivo data on G1T48 demonstrating that it: has drug-like properties, is highly potent, is active on ER mutant receptors, is highly selective, leads to complete ER degradation, demonstrated a favorable safety profile, and has oral efficacy.

We plan to initiate a Phase 1/2a clinical trial in the second quarter of 2018 with the goal of evaluating the safety, tolerability, and PK of the drug in breast cancer patients.

Our Business Strategy

Our goal is to be a leader in the discovery and development of CDK4/6 inhibitor-based treatments for cancer. Our strategy includes the following key components:

•

Develop trilaciclib in combination with chemotherapy across multiple indications. We believe that trilaciclib has the potential to be used to treat patients receiving myelosuppressive chemotherapy across multiple oncology indications.

•

Develop trilaciclib in combination with immune checkpoint inhibitors. We believe that using trilaciclib in combination with chemotherapy and checkpoint inhibitors has the potential to significantly enhance efficacy. In December 2016, we entered into a collaboration with Genentech to evaluate trilaciclib in combination with Genentech’s checkpoint inhibitor Tecentriq in multiple indications.

•

Develop G1T38 as a best-in-class treatment across multiple cancer indications. We believe that G1T38 has the potential for less dose-limiting neutropenia than Ibrance and Kisqali and an improved safety/tolerability profile versus Kisqali and Verzenio. We plan to develop G1T38 across multiple cancer indications, either alone or with one or more strategic collaborators.

•

Rapidly advance G1T48 into clinical trials in combination with G1T38. The use of a selective CDK4/6 inhibitor in combination with a SERD has been validated by the FDA approval and commercial success of Ibrance. With an oral SERD (G1T48) and an oral CDK4/6 inhibitor (G1T38), we believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned proprietary combination for this validated anti-cancer regimen.

•

Pursue global development of combination therapies. We believe our expertise in CDK4/6 biology puts us in an advantageous position to develop proprietary best-in-combination or first-in-combination therapies with the potential for improved efficacy and safety. We are developing G1T38 to be used in combination with other targeted therapies such as SERDs. The approval of Ibrance has created significant interest in the use of selective CDK4/6 inhibitors in combination with other targeted therapies for the treatment of cancer. Ibrance, Kisqali and the other selective CDK4/6 inhibitor in clinical development are owned by large pharmaceutical companies. As a result, we believe that we are in a strong position to explore collaborative arrangements with other pharmaceutical and biotechnology companies that are interested in combining their targeted therapies with G1T38.

•

Build a fully integrated oncology company. We plan to commercialize our product candidates on our own in the United States using a small and highly specialized sales force. We may also establish global or regional collaborations with pharmaceutical companies to leverage their development and commercialization capabilities and enable us to maximize the potential of our product candidates.

Commercialization

Given our stage of development, we have not yet established our own commercial organization or distribution capabilities. We believe our focus on oncology will enable us to efficiently commercialize our product candidates on our own in the United States using a small and highly specialized sales force. However, we may also establish global or regional collaborations with pharmaceutical companies to leverage their development and commercialization capabilities to maximize the potential of our product candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, formulations, and drug products for trilaciclib, G1T38 and G1T48 for our preclinical studies and clinical trials from multiple third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Redundant suppliers are in place for some of our APIs.  As development proceeds for our product candidates, we will evaluate qualifying additional redundant manufacturers for API and drug product.

Competition

The development and commercialization of new drug therapies is highly competitive. We will face competition with respect to all therapeutics we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. If any of our product candidates is approved, they will compete with currently marketed drugs and therapies used for treatment of the same indications, and potentially with product candidates currently in development for the same indications. Many of the entities marketing or developing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. We believe the key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, convenience of administration, and level of promotional activity. Accordingly, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

If trilaciclib is approved, it will compete with:

•

existing growth factor support treatments, including Neulasta® (pegfigrastim), Neupogen® (filgrastim), Procrit® (epoeitin alpha), and Aranesp® (darbepoetin alfa) as well as biosimilars of these products when available;

•	if approved, Rova-T® (rovalpituzumab tesirine), an antibody drug conjugate currently being developed by AbbVie for the treatment of patients with SCLC;
•	if approved, the multiple immune checkpoint inhibitors in clinical trials for the treatment of patients with SCLC; and
•	multiple approved drugs or drugs that may be approved in the future for indications for which we may develop trilaciclib.

If G1T38 is approved, it will compete with:

•	Pfizer’s approved CDK4/6 inhibitor Ibrance;
•	Novartis’s approved CDK4/6 inhibitor Kisqali;
•	Eli Lilly’s approved CDK4/6 inhibitor Verzenio;
•	if approved, other non-selective CDK4/6 inhibitor product candidates in clinical development, including product candidates being developed by FLX Bio and Onconova Therapeutics; and
•	multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T38.

If G1T48 is approved, it will compete with:

•	the approved IM SERD, Faslodex, being marketed by AstraZeneca;
•

if approved, other oral SERDs in development including: RAD1901, being developed by Radius Health; GDC-9545, being developed by Genentech; AZD9496, being developed by AstraZeneca; SAR439859, being developed by Sanofi; and LSZ102, being developed by Novartis; and

•	multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T48.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our CDK4/6 inhibitor molecules, including our CDK4/6 inhibitors in clinical trials and methods of treatment using our CDK4/6 inhibitors, alone and in combination with other therapeutic agents. We also seek protection on processes for the production of our CDK4/6 inhibitors, formulations incorporating our CDK4/6 inhibitors, combinations of our product candidates with other active agents and dosing schedules and regimens related to our CDK4/6 inhibitors. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications covering our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our drug products. See also the “Government Regulation and Product Approval” section below.

We are the sole owner or exclusive licensee of all of our patents and currently filed patent applications that cover our product candidates. Our intellectual property strategy is focused on patenting our CDK4/6 inhibitors, their uses, and methods of manufacturing as well as our licensed-in applications directed to selective estrogen receptor degraders and their uses, manufacture, and combination with our CDK 4/6 inhibitors. We have obtained eleven composition-of-matter patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover our product candidates trilaciclib and G1T38, and we continue to seek composition-of-matter patents on additional CDK4/6 inhibitors both in the United States and throughout the world. In addition, we have obtained three method of treatment patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover our product candidates trilaciclib and G1T38. We continue to seek additional patents for our key CDK4/6 inhibitors and their uses in key therapeutic areas. We also seek patent protection on methods of treatment that incorporate our CDK4/6 inhibitors in combination with other therapeutic agents to treat specific clinical indications and targeted patient populations. Furthermore, we will seek, where appropriate, patent protection on processes of making certain CDK4/6 inhibitors, and intermediates used in the processes.

We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We plan to file additional patent applications based on our intellectual property strategies where appropriate, including where we seek to adapt to competition or to improve business opportunities. Further, we plan to file patent applications, as we consider appropriate under the circumstances, to protect new technologies that we develop. Our patent filing strategy generally includes seeking patent protection in the United States, the European Union and in additional countries where we believe such protection is likely to be useful, including one or more of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Russia, Singapore, and South Korea.

Our owned and in-licensed patent estate as of December 31, 2017, on a worldwide basis, includes 132 granted or pending patent applications spread over 23 patent families with 14 granted U.S. patents, 21 pending U.S. applications, eight pending international patent applications filed under the Patent Cooperation Treaty and 89 pending or granted patents that have entered the national phase of prosecution in countries outside the United States. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. However, the term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the USPTO (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current issued patents covering the composition of matter for our present clinical candidates trilaciclib and G1T38 will expire in 2031, exclusive of any patent term extension, and patent applications covering our clinical candidate G1T48 will expire in 2036, if issued and exclusive of any patent term extension. Our pending applications on additional methods of use of our clinical candidates, should they issue, will expire on dates ranging from 2034 to 2037. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates. However, any of our patents, including patents that we may rely on to protect our market for approved drugs, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our CDK4/6 inhibitors and technology will depend on our success in enforcing the claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Trilaciclib and G1T38 patent coverage

We own two issued U.S. Patents (U.S. 8,598,186 and U.S. 8,598,197) and one allowed U.S. application covering the trilaciclib compositions-of-matter and its pharmaceutical composition. We also own three issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; and U.S. 9,481,691) and one allowed U.S. application covering the G1T38 composition-of-matter and pharmaceutical composition. We own corresponding issued patents covering trilaciclib and G1T38 and their pharmaceutical compositions in Europe, Canada, Japan, Mexico, China, Australia, Russia, and Singapore. There are additional pending applications covering these compounds and compositions in Europe, China, Brazil, Canada, Israel, India, Japan, South Korea, Mexico and Russia. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

In addition, we own an issued U.S. Patent (U.S. 9,487,530) and one pending U.S. application covering the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for CDK4/6 replication independent cancer. This patent family covers, for example, SCLC treatment protocols involving chemotherapeutic agents carboplatin, etoposide, and/or topotecan along with trilaciclib for protection of healthy replicating cells like hematopoietic stem and progenitor cells. The patent filing also covers chemoprotection of healthy replicating cells with trilaciclib during the treatment of CDK4/6 independent cancer including triple negative breast cancer. This patent filing is also pending in Europe, Canada, China, Hong Kong and Japan. In January 2018, this patent filing was allowed in China. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a U.S. application that covers an advantageous pharmacokinetic profile target of trilaciclib for the protection of hematopoietic stem and progenitor cells during chemotherapy. The expected year of expiration for this patent application, if issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. law.

We have filed an international application under the Patent Cooperation Treaty that covers the administration of trilaciclib in combination with a PD-L1 inhibitor such as Tecentriq. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

In addition, we own a U.S. application that is directed to the treatment of retinoblastoma protein-negative, or RB-negative, tumors with the administration of a topoisomerase inhibitor in combination with trilaciclib, to protect hematopoietic stem and progenitor cells during chemotherapeutic treatment. The expected year of expiration of this patent application, if issued, valid and enforceable, is 2035, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. law.

We own two patent families that are directed to the use of G1T38 to treat RB-positive tumors. The first family includes an issued U.S. Patent (U.S. 9,527,857) and one pending U.S. application directed to the treatment of RB-positive cancers with G1T38. The issued patent covers the use of G1T38, to treat RB-positive breast cancer, colon cancer, ovarian cancer, NSCL cancer, prostate cancer, and glioblastoma. This patent filing is also pending in Europe, Canada, China, Hong Kong and Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law. The second family includes a U.S. patent application and a European patent application  directed to the treatment of RB-positive cancers with G1T38 with additional active agents. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of G1T38 as an anti-neoplastic agent against a T or B cell cancer. This patent filing is also pending in Europe, Canada, China and Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We have filed a patent application that covers the administration of G1T38 in combination with an EGFR inhibitor. The expected year of expiration for this patent, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

G1T48 Patent Coverage

We have exclusively licensed from University of Illinois, or UIC, three international applications filed under the Patent Cooperation Treaty and two U.S. pending applications that cover G1T48 and related compounds and their pharmaceutical compositions and use as selective estrogen receptor down-regulators. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law. Under the Exclusive License Agreement with UIC, G1 has the right to prosecute the licensed applications, subject to review by UIC.

We co-own, along with UIC, one U.S. patent application, which converted to a PCT application on January 6, 2018, directed to the combination of G1T48 and related compounds with G1T38 and related compounds for the treatment of estrogen-modulated disorders such as RB-positive breast cancer. We have exclusively licensed UIC’s rights in this co-owned application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

A number of our pending patent applications covering certain aspects of using our current clinical candidates have not yet issued. As with other biotechnology and pharmaceutical companies, our ability to obtain and maintain a proprietary position on our drug candidates and technologies will depend on our success in obtaining effective patent claims on these pending patents and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents.

Any issued patents that we have received or may receive in the future may be challenged, invalidated or circumvented. In addition, because of the extensive time required for clinical development and regulatory review of a drug candidate we may develop, it is possible that, before any of our drug candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our clinical candidates. The area of patent and other intellectual property rights in pharmaceuticals is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our clinical candidates.

Exclusive license for G1T48

In November 2016, we entered into a license agreement with the University of Illinois, or UIC, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale of certain SERDs, including G1T48, covered by patent rights owned UIC. The rights licensed to us are for all fields of use.

Under the terms of the agreement we paid a one-time only, non-refundable upfront fee of $500,000, and we are required to pay UIC low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We may also be required to pay UIC milestone payments of up to an aggregate of $2.625 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We are responsible for all future patent prosecution costs.

The term of the license agreement will continue on a country-by-country basis until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. UIC may terminate the agreement in the event (i) we fail to pay any amount or make any report when required to be made and fail to cure such failure within 30 days after receipt of notice, (ii) we are in breach of any provision of the agreement and fail to remedy such breach within 45 days after receipt of notice, (iii) we make a report to UIC under the agreement that is determined to be materially false, (iv) we declare insolvency or bankruptcy or (v) we take any action that causes patent rights or technical information to be subject to any lien or encumbrance and fail to remedy within 45 days of receipt of notice. We may terminate the agreement at any time upon at least 90 days’ written notice. Upon expiration or termination of the agreement, all rights revert to UIC.

Trade secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees, and consultants, and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government regulation and product approval

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development in the United States typically involves the performance of nonclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate, well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical and other nonclinical tests must comply with certain federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, including those encompassing good clinical practice, or GCP, requirements that are meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, investigators, and monitors, and (ii) under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time by imposing a clinical hold or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, at each site where a clinical trial will be performed for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or it may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the clinical trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and confirmation of the result in a second clinical trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $2,038,100 for an NDA with clinical information, and the manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees, currently $97,750 per product and $512,200 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. The FDA seeks to review applications for standard review drug products within ten months, and applications for priority review drugs within six months. Priority review can be applied to drugs intended to treat a serious condition and that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP, requirements is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe and effective use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory requirements is not maintained or problems are identified following initial marketing.

Disclosure of clinical trial information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of investigation, clinical trial sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these clinical trials after completion if the product candidate is ultimately approved, and disclosure of the results of these clinical trials will be delayed until such approval. Competitors may use this publicly-available information to gain knowledge regarding the design and progress of our development programs.

The Hatch-Waxman act

Orange book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA label does not contain or carve out any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approval an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Patent term extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent term extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between when the IND becomes effective and NDA submission—and all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Advertising and promotion

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or certain manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse event reporting and cGMP compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures, among other things, must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may impose a range of enforcement actions, including bringing a seizure and injunction in court, withdraw product approvals or request voluntary product recalls if a company fails to comply with cGMP requirements.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may grant full or partial waivers, or deferrals, for submission of data.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met, including satisfaction of a pediatric trial as described above. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric clinical trials, and the applicant agreeing to perform, and reporting on, the requested clinical trials within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Special protocol assessment

A company may reach an agreement with FDA under the Special Protocol Assessment, or SPA, process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the clinical trial begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and FDA agree to the change in writing, or if the clinical trial sponsor fails to follow the protocol that was agreed upon with the FDA.

Expedited review and approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough designation which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker clinical trial.

Another expedited program is that for Breakthrough Therapy. A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase 2 meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase 1 and commitment from the FDA involving senior managers.

Regulation of companion diagnostic devices

If we decide that a diagnostic test would provide useful information for patient selection or if the FDA requires us to develop such a test, we may work with a collaborator to develop an in vitro diagnostic, or companion test. The FDA regulates in vitro diagnostic tests as medical devices, and the type of regulation to which such a test will be subjected will depend, in part, on a risk assessment by the FDA as well as a determination of whether the test is intended to yield results that would be helpful to know versus one that the FDA or we believe is necessary to know for the safe and effective use of our drugs under development.

The FDA issued Guidance on In-Vitro Companion Diagnostic Devices in August 2014, which is intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product. The FDA defined an in vitro companion diagnostic device, or IVD companion diagnostic device, as a device that provides information that is essential for the safe and effective use of a corresponding therapeutic product. The use of an IVD companion diagnostic device with a therapeutic product will be stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product, including the labeling of any generic equivalents of the therapeutic product. The FDA expects that the therapeutic product sponsor will address the need for an approved or cleared IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding companion diagnostic will be developed contemporaneously.

Europe/Rest of world government regulation

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements.

To obtain regulatory approval of a new drug, or medicinal product in the European Union sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states.

The characteristic of the MRP is that the procedure builds on an already existing marketing authorization in a member state of the E.U. that is used as reference in order to obtain marketing authorizations in other E.U. member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the E.U. and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states.

The MRP is based on the principle of the mutual recognition by European Union member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any Member State refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2017, we had 44 full-time employees, including 36 in research and development and eight in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

Our internet address is www.g1therapeutics.com.  Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC.  The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks related to our financial position and need for additional capital

We have incurred significant operating losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred significant operating losses since our inception. We incurred net losses of $60.1 million for the year ended December 31, 2017, $30.3 million for the year ended December 31, 2016, and $20.3 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $129.1 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib and G1T38 and initiating clinical trials of our product candidate, G1T48;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	achieve milestones requiring payment under our in-licensing programs;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition, our expenses could increase beyond expectations if we are required by the FDA or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates.

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

As of December 31, 2017, we had $103.8 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations for greater than 12 months from the date of filing this Annual Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Volatility in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We are currently evaluating trilaciclib in four clinical trials: two Phase 1b/2a trials in patients with small cell lung cancer, or SCLC, an additional Phase 2 trial in combination with Tecentriq in SCLC and a Phase 2 trial in patients with triple-negative breast cancer, or TNBC. While trilaciclib has shown compelling response rates and favorable tolerability in early-stage trials, including the completed Phase 1b segments of the two Phase 1b/2a trials in SCLC, these trials are not complete, and we may not see such favorable data in these ongoing or in future clinical trials involving trilaciclib. Similarly, favorable results obtained from the early-stage trial of G1T38 may not be replicated in the ongoing Phase 1/2 trial in ER+, HER2- breast cancer or in any future clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Preliminary and interim data from our clinical studies, including the Phase 1b segments of our Phase 1b/2a trials of trilaciclib, may change as more patient data become available.

Preliminary or interim data from our clinical studies, including those from the Phase 1b segments of our Phase 1b/2a trials of trilaciclib, are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

We are very early in our development efforts. If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources identifying and developing our CDK4/6 inhibitor product candidates, trilaciclib and G1T38, and our oral SERD product candidate, G1T48. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our product candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales.

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

Our development of a CDK4/6 to reduce chemotherapy-induced myelosuppression is novel, unproven and rapidly evolving and may never lead to a marketable product.

Trilaciclib, is a short-acting intravenous CDK4/6 inhibitor. The use of a CDK4/6 inhibitor to reduce chemotherapy-induced myelosuppression is a novel approach, and we believe that we are the only company currently developing a CDK4/6 inhibitor for this patient population. The scientific evidence to support the feasibility of developing this product candidate is both preliminary and limited. Even though trilaciclib has demonstrated positive results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of trilaciclib in larger-scale clinical trials.

Advancing this novel therapy creates significant challenges for us, including:

•	obtaining marketing approval, as the FDA and other regulatory authorities have limited experience with commercial development of a CDK4/6 inhibitor for this type of use;
•	educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into their treatment regimens; and
•	establishing sales and marketing capabilities upon obtaining any marketing approval to gain market acceptance of a novel therapy.

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

The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement and can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval.

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

•	inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•	delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•	failure to initiate or delay of or failure to complete a clinical trial as a result of an IND being placed on clinical hold by the FDA, or for other reasons;
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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

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

Undesirable side effects caused by our product candidates could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labels or the delay or denial of marketing approval by the FDA or other regulatory authorities of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition to this, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

•

HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•	the possibility of a compulsory license issued by a foreign country that allows a third-party company or a government to manufacture, use or sell our products with a government-set low royalty to us;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.

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

Some active pharmaceutical ingredients, or APIs, and drug products for our product candidates are supplied to us from single source suppliers with limited capacity. Our ability to successfully develop our product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the APIs and drug products in accordance with cGMP requirements and in sufficient quantities for clinical trials and commercialization.   It is possible that our suppliers of API or drug product which are not dual-sourced could, for any reason, cease their operations.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide API and drug products prior to submission of an NDA to the FDA and/or an MAA to the EMA. Establishing additional or replacement suppliers for APIs and drug products for our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified, or we may have to perform comparative studies comparing the drug product from a new manufacturer to the product used in any completed clinical trials. All of this may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of APIs and drug product for our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such APIs and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs and market conditions generally. The proposed collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and in other countries. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Likewise, a court could uphold and enforce a third-party patent that it rules we have infringed, which would subject us to damages or prevent us from making, using or selling our products.

During patent prosecution in the United States and in most foreign countries, a third party can submit prior art or arguments to the reviewing patent office to attempt to prevent the issuance of a competitor’s patent. For example, our pending patent applications may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO or an Observation in Europe. Such submission may convince the receiving patent office not to issue the patent. In addition, if the breadth or strength of protection provided by our patents and patent applications is reduced by such third-party submission, it could affect the value of our resulting patent or dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The risks described here pertaining to our patents and other intellectual property rights also apply to any intellectual property rights that we may license in the future, and any failure to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents. Any inability on our part to adequately protect or defend our intellectual property may have a material adverse effect on our business, operating results and financial position.

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

The Leahy-Smith Act created for the first time new procedures to challenge issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These administrative adversarial actions at the U.S. PTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, use a lower burden of proof than used by U.S. federal courts, and interpret patent claims using a “broadest reasonable construction” instead of “plain and ordinary meaning,” which is used in court litigation. Because of these differences between U.S. administrative and judicial adversarial patent proceedings, it is generally considered easier for a competitor or third party to have a U.S. patent cancelled in a patent office post-grant review or inter partes review proceeding than invalidated in a litigation in a U.S. federal court. If any of our patents are challenged by a third party in such a U.S. patent office proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us.

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

We are an early-stage clinical development company, and, as of December 31, 2017, had only 44 employees, which includes five executive officers. We are highly dependent on the research and development, clinical and business development expertise of Mark A. Velleca, M.D., Ph.D., our President and Chief Executive Officer, Rajesh Malik, M.D., our Chief Medical Officer, Barclay Phillips, our Chief Financial Officer, Jay Strum, Ph.D., our Chief Scientific Officer, and Terry Murdock, our Senior Vice President of Development Operations, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. Other than for Dr. Velleca and Dr. Malik, we do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from cyber-attack, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party CROs and other contractors and consultants. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or Tax Act, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We will continue to take advantage of these reduced reporting requirements for as long as we remain an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will first be required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2018. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period. We may have experienced such ownership changes in the past, and we may experience shifts in our stock ownership, some of which are outside the Company’s control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2017, we had federal NOLs of approximately $100.8 million. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Research Triangle Park, North Carolina, where we lease approximately 14,103 square feet of laboratory and office space.  In January 2018, we signed an amendment to our current lease to secure an additional 6,395 square feet of office space in our existing building.  We expect this space to be available in July 2018.  Our lease on our corporate headquarters expires on December 31, 2022.  We believe our facilities are adequate for our current needs and that suitable additional substitute space would be available if needed.

Item 3. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “GTHX” since May 17, 2017. Prior to that time, there was no public market for our common stock. As a result, we have only set forth quarterly information with respect to the high and low sales prices of our common stock for the three most recent fiscal quarters. The following table states the high and low sales prices of our common stock for each of the last three calendar quarters during the year ended December 31, 2017.

	Low	High
Second Quarter 2017 (beginning May 17, 2017)	$13.35	$20.60
Third Quarter 2017	$12.04	$28.67
Fourth Quarter 2017	$18.20	$27.93

Holders

As of February 21, 2018, there were approximately 26 stockholders of record of our common stock.  Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Dividends

We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance growth and development of our business.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Among G1 Therapeutics, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from May 17, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2017. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On May 16, 2017, the SEC declared our Registration Statement on Form S-1 (File No. 333-217285) effective and our registration statement on Form S-1 filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, (File no. 333-218045) also become effective. Our IPO closed on May 22, 2017. We sold an aggregate of 7,781,564 shares of our common stock in the IPO, including 781,564 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option, at a price to the public of $15.00 per share for aggregate gross proceeds of $116.7 million.  As a result, we received net proceeds of $107.1 million (after underwriters’ discounts, commissions, and other offering expenses). The managing underwriter of the offering was J.P. Morgan Securities LLC.

The net proceeds of the IPO have been invested in accordance with our investment policy. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated May 16, 2017 and filed with the SEC on May 17, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of 2017.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and accompanying notes included in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of and December 31, 2017 and 2016 from our audited financial statements included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2015 is derived from audited financial statements that are not included in this Annual Report.  Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2017	2016	2015
	(in thousands except share and per share amounts)
Statements of Operations Data:
Grant revenue	$—	$—	$522
Operating expenses:
Research and development	53,881	25,161	12,730
General and administrative	7,087	5,230	3,216
Total operating expenses	60,968	30,391	15,946
Operating loss	(60,968)	(30,391)	(15,424)
Other income (expenses):
Other income	888	182	18
Change in fair value of warrant liability	(41)	(82)	(85)
Change in fair value of Series B purchase option liability	—	—	(4,772)
Total other income (expense), net	847	100	(4,839)
Net loss and comprehensive loss	(60,121)	(30,291)	(20,263)
Accretion of redeemable convertible preferred stock(1)	(4,757)	(4,405)	(1,427)
Net loss attributable to common shareholders	(64,878)	(34,696)	(21,690)
Basic and diluted net loss per share(2)	$(3.57)	$(23.33)	$(16.13)
Weighted average shares outstanding, basic and diluted(2)	18,197,970	1,486,986	1,344,584

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,812	$47,305	$22,938
Working capital(3)	92,957	42,276	21,582
Total assets	105,171	48,212	23,897
Redeemable convertible preferred stock	—	107,580	53,424
Total stockholders' equity/(deficit)	93,388	(64,993)	(31,695)

(1)	Subsequent to our initial public offering in May 2017, our redeemable convertible preferred stock was converted to common stock and no further accretion has been recorded.
(2)	See Note 9 to our financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.
(3)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. Our therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications.

Product Pipeline

Our product pipeline includes several product candidates with the potential to significantly improve the treatment of patients with cancer.  Our two clinical candidates, trilaciclib and G1T38, are based on our core understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of all human cells.  G1T48 is a potential first-in-class oral Selective Estrogen Receptor Degrader, or SERD, which we plan to develop as a single agent and in combination with other agents, including G1T38 for the treatment of ER-positive, or ER+, HER2- breast cancer.  We own the global rights to all our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting IV CDK4/6 inhibitor Preserves HSPCs, enhances immune system function	Phase 2

G1T38	CDK4/6	Oral CDK4/6 inhibitor Stops tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral Selective Estrogen Receptor Degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Open IND

Trilaciclib: our novel approach to preserve HSPCs from damage by chemotherapy

Trilaciclib is a potential first-in-class, short-acting CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, protect HSPCs from chemotherapy-induced damage, preserve bone marrow and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Ongoing Phase 1b/2a clinical trial in first-line treatment of SCLC

In 2015, we initiated a Phase 1b/2a clinical trial in first-line extensive-stage SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2a segment. The goals of the trial are to evaluate the safety, myelopreservation, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meetings in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2a segment of the trial in fourth-quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017. We expect to update the data from the Phase 1b segment of the trial and to report preliminary data from the Phase 2a segment of the trial in March 2018.

Ongoing Phase 1b/2a clinical trial in second/third-line treatment of SCLC

In 2015, we initiated a Phase 1b/2a clinical trial in second/third-line SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2a segment of the trial. The goals of the trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing second/third-line chemotherapy standard of care regimen of topotecan and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus topotecan until the progression of disease. Trilaciclib was administered as an IV infusion prior to every dose of topotecan. Trilaciclib doses of 200 to 280 mg/m2 and topotecan doses of 0.75 to 1.5 mg/m2 were tested across 7 cohorts in the completed Phase 1b open-label segment of the trial. Upon completion of the Phase 1b segment of the trial, the doses chosen for the randomized, placebo-controlled Phase 2a segment of this trial are trilaciclib 240 mg/m2 + topotecan 0.75 mg/m2 and trilaciclib 240 mg/m2 + topotecan 1.5 mg/m2.

In the Phase 1b segment we treated 32 patients with trilaciclib and topotecan without any episodes of febrile neutropenia or treatment related SAEs.  Preliminary results from the Phase 1b were reported at the IASCLC World Conference on Lung Cancer in December 2016, and based on these results the Phase 2a segment of the trial was initiated in the first quarter of 2017 and consists of a double blind-design with approximately 90 patients randomized on a 2:1 basis to receive trilaciclib plus topotecan, or placebo plus topotecan. We plan to complete enrollment in this trial in the second quarter of 2018. We expect to update the data from the Phase 1b segment of the trial and to report preliminary data from the Phase 2a segment of the trial in the fourth quarter of 2018.

Ongoing Phase 2 clinical trial in Triple Negative Breast Cancer (TNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that is expected to enroll approximately 90 patients with first, second or third-line metastatic TNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin. We expect to fully enroll this trial in the second-quarter of 2018 and report preliminary data in the fourth-quarter of 2018.

Ongoing Phase 2 clinical trial in first-line treatment of SCLC with a checkpoint inhibitor

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with extensive stage SCLC receiving carboplatin and etoposide.  We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017.  The goals of the clinical trial are to evaluate the safety, overall survival, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with a checkpoint inhibitor Tecentriq and chemotherapy.  We completed enrollment in the first quarter of 2018.

G1T38: Our potential best-in-class CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

G1T38, our second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. We rationally designed G1T38 to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance®, Kisqali® and Verzenio®. Our preclinical data and early human clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile, and we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer in January 2017. Our plans for G1T38 include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we expect to begin a Phase 1b/2 trial in March 2018 in combination with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso®. We believe that G1T38 has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

Completed Phase 1 clinical trial

In the fourth quarter of 2016, we completed a Phase 1 clinical trial of G1T38 in 75 healthy volunteers in the Netherlands. This was a single ascending dose, placebo-controlled trial testing doses of 3 to 600 mg. In addition, G1T38 was dosed at 200 and 300 mg twice a day, 300 mg with and without food, and 300 mg as an oral solution. The goals of the clinical trial were to obtain PK and safety data to inform appropriate starting dose(s) for studies in patients. There were no DLTs, SAEs, or grade 3/4 AEs reported in this study. The most common grade 1/2 AEs were gastrointestinal in nature (such as diarrhea, nausea or vomiting). A fed/fasted cohort demonstrated that taking G1T38 after a meal did not result in any nausea and that food had no effect on PK. Therefore, we plan to dose G1T38 with food in all upcoming studies.

Ongoing Phase 1b/2a clinical trial in ER+, HER2- breast cancer

In January 2017, we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer patients in combination with Faslodex®, an FDA-approved SERD. The trial is expected to enroll up to 100 patients in Europe. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of G1T38 in combination with Faslodex and to determine the dose to be used in future trials. The Phase 1b segment of the trial is open-label and consists of two arms, with G1T38 dosed continuously without a holiday, either once a day or twice a day in combination with Faslodex. Once the dose and schedule have been determined, the Phase 2a segment will enroll approximately 30 patients at the recommended G1T38 dose and schedule in combination with Faslodex. All patients in the trial are being administered G1T38 orally continuously without a treatment holiday and IM Faslodex per the label. Tumor lesions are being assessed under RECIST criteria by CT scans or MRI every 8 weeks.

Early clinical data from the first 24 patients enrolled in the trial suggest that G1T38 may be able to address the shortcomings of the other CDK4/6 inhibitors. G1T38 has a shorter half-life and larger volume of distribution than Ibrance and Kisqali and is not expected to show drug accumulation. All of the enrolled patients had a decline in neutrophil counts, which is expected and due to a mechanism-based decrease in neutrophil production caused by G1T38, which also occurs with other CDK4/6 inhibitors such as Ibrance and Kisqali. No cardiovascular or liver side effects have been reported so far and there have been no G1T38-related SAEs. The incidence of GI AEs reported so far are similar to Ibrance and Kisqali and less than Verzenio. These early clinical data indicate the potential for continuous daily dosing of G1T38 without a holiday in combination with Faslodex, and the potential for improved tolerability compared to other CDK4/6 inhibitors.

G1T48: Our oral SERD

G1T48, is a potential first/best in-class oral SERD, which we plan to initially develop as a single agent and in combination with G1T38 for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned, proprietary combination of a SERD and an oral CDK4/6 inhibitor, a validated regimen in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2017. With the IND now open, we expect to initiate a clinical trial in the second quarter of 2018.

We plan to initiate a Phase 1/2a clinical trial in the second quarter of 2018 with the goal of evaluating the safety, tolerability and PK of the drug in breast cancer patients.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 million, $0 million and $0.5 million of revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We do not expect to generate revenue in the foreseeable future. To date, we have financed our operations primarily through the IPO and private placements of convertible debt and equity securities.  From inception through December 31, 2017, we raised an aggregate of $213.9 million to fund our operations.

On May 22, 2017, we closed our IPO of 7,781,564 shares of common stock at a public offering price of $15 per share, including 781,564 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares.  The gross proceeds from the IPO were $116.7 million and net proceeds were $107.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

As of December 31, 2017, we had cash and cash equivalents of $103.8 million. Since inception, we have incurred net losses. Our net losses were $60.1 million, $30.3 million and $20.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of

December 31, 2017, we had an accumulated deficit of $129.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

License agreement with the University of Illinois

In November 2016, we entered into a license agreement with the University of Illinois, or UIC, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned UIC. The rights licensed to us are for all fields of use. Under the terms of the agreement we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay UIC low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We may also be required to pay UIC milestone payments of up to an aggregate of $2.625 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We are responsible for all future patent prosecution costs. See “Business—Intellectual Property—Exclusive License for G1T48.”

Financial operations overview

Revenues

To date, we have not generated any revenues from the commercial sale of approved products or out-licensing of our product candidates, and we do not expect to generate substantial revenue from the commercial sale of our products for the foreseeable future, if ever. In the future, we will seek to generate revenue primarily from product sales and, potentially, regional or global collaborations with strategic partners. We have received all of our revenues to date from government grants related to our research.

Operating expenses

We classify our operating expenses into two categories: research and development and general and administrative expenses. Personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

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

The successful development of our product candidates is highly uncertain. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect research and development costs to increase significantly for the foreseeable future as programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates to offset these expenses. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors including:

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2015, trilaciclib was our only clinical-stage product candidate. In 2016, we had two clinical-stage product candidates, trilaciclib and G1T38.  In 2017, we had ongoing clinical trials for two of our product candidates, trilaciclib and G1T38, and we incurred costs related to our G1T48 product candidate as we prepared to initiate a clinical trial in 2018.

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

We expect to continue to incur additional general and administrative expenses in 2018 as we support continued research and development activities and support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities and other administration and professional services.

Total other income (expense), net

Total other income (expense), net consists of interest income earned on cash and cash equivalents and the change in fair value of warrant liabilities and other liabilities.

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate and accrue expenses, the largest of which is related to accrued research and development expenses. This process for estimating and accruing expenses involves reviewing contracts and purchase orders, identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual costs.

Costs for preclinical study and clinical trial activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Although we do not expect our estimates to be materially different from the amounts actually incurred, if our estimates of the status and timing of the services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Warrant liability

Warrants to purchase our preferred stock have been classified as liabilities and recorded at their estimated fair value. In each reporting period, any change in fair value of the warrants has been recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value. We used significant assumptions in estimating the fair value of our warrant liability including the estimated volatility, risk free interest rate, estimated fair value of our redeemable convertible preferred shares and the estimated life of the warrant. These assumptions were used in our option pricing method and the probability weighted expected return method, a blend of which were considered in establishing fair value. As of December 31, 2017, we have no outstanding warrants.

Series B purchase option liability

The option to purchase shares of Series B redeemable convertible preferred stock in a second tranche has been accounted for as a free-standing instrument and classified as a liability. On February 4, 2015, upon purchase of the first tranche of Series B Preferred Stock, the option to purchase additional shares was recorded at its fair value, with the remaining cash proceeds received on that date allocated to Series B Preferred Stock. As the value of the option to purchase shares in the second tranche increased over time, a change in the fair value of the liability was recorded as “Change in fair value of Series B purchase option liability” in the accompanying statement of operations. This free-standing instrument was exercised on December 10, 2015 when the right to require the purchase of the second tranche shares by the holders of the outstanding shares of Series B Preferred Stock was exercised, resulting in an outstanding liability of zero on December 31, 2017 and 2016.

Stock-based compensation

We account for stock-based compensation awards in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Our stock-based compensation awards have historically consisted of stock options.

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We recognize compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as we do options for employees; however, the fair value of the stock options granted to non-employees is re-measured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered.

We recorded non-cash stock-based compensation expense for employee and non-employee stock option grants of $3.4 million, $1.4 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We calculate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•

we do not have sufficient history to estimate the volatility of our common stock; we calculate expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available; we plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants;

•	the assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future;
•	our estimates of expected term used in the Black-Scholes option-pricing model were based on the estimated time from the grant date to the date of exercise;
•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we estimate forfeitures based on our historical analysis of actual stock option forfeitures. To date, we have had minimal forfeitures, accordingly, we have assumed no forfeiture rate.

See “Note 8 – Stock Option Plan” to the accompanying audited financial statements included in Item 15 of this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2017, 2016 and 2015.

Prior to our initial public offering, the fair value of our common shares underlying our stock options was estimated on each grant date by our board of directors. In order to determine the fair value of our common shares underlying granted stock options, our board of directors considered, among other things, timely valuations of our common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Given the absence of a public trading market for our common shares, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common shares, including (1) our business, financial condition and results of operations, including related industry trends affecting our operations; (2) our forecasted operating performance and projected future cash flows; (3) the illiquid nature of our common shares; (4) liquidation preferences and other rights and privileges of our common shares; (5) market multiples of our most comparable public peers and (6) market conditions affecting our industry.

In connection with our 2015 audit, we reassessed the determination of the fair value of the common shares underlying 1,607,119 stock options granted throughout 2015. As a result, we determined that the fair value of the common shares in 2015 increased from $0.30 per common share at January 31, 2015 to $3.72 per common share at December 31, 2015, which was higher than the fair value per share as initially determined by the board of directors on the respective grant dates of February 27, 2015, July 15, 2015 and September 7, 2015. The use of this higher share price increased both recognized and unrecognized share-based compensation expense.

In 2017, in connection with our IPO and after discussions with our underwriters, we reassessed the determination of the fair value of the common shares underlying the 1,099,320 stock options granted throughout 2016, and the 119,997 options granted up through our IPO date of May 16, 2017, and determined that no adjustment was necessary.

Since our IPO, our board of directors has determined the fair value of each common share underlying share-based awards based on the closing price of our common shares as reported by the Nasdaq on the date of grant.

Income taxes

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon the ability to realize our deferred tax assets. Based upon the weight of the available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets for all periods presented. We intend to maintain a full valuation allowance on the U.S. deferred tax assets for the foreseeable future until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2017, we had federal and state operating loss carryforwards of approximately $100.8 million, available to reduce future taxable income that will begin to expire in 2028. As of December 31, 2017, we also had research and development tax credit carryforwards of approximately $3.3 million for federal purposes available to offset future income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2034.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. An analysis to determine the limitation of the net operating loss carryforwards has not been performed.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 34% to 21% and made numerous other tax law changes. The Company has measured deferred tax assets at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.  U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.  Reasonable estimates were made based on the Company’s analysis of the Tax Act. These provisional amounts may be adjusted during 2018 when additional information is obtained. Additional information that may affect our provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement the Tax Act, including guidance with respect to guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the Financial Accounting Standards Board related to the Tax Act. Under the Tax Act, NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. Our NOLs generated in 2017 and in prior years will not be subject to the limitations under the Tax Act.

Results of operations

Comparison of the year ended December 31, 2017 and December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	53,881	25,161	28,720
General and Administrative	7,087	5,230	1,857
Total Operating Expenses	60,968	30,391	30,577
Loss from Operations	(60,968)	(30,391)	(30,577)
Other Income	847	100	747
Net Loss	$(60,121)	$(30,291)	$(29,830)

Revenue

Revenue was $0 for the years ended December 31, 2017 and December 31, 2016.

Research and development

Research and development expenses were $53.9 million for the year ended December 31, 2017 as compared to $25.2 million for the year ended December 31, 2016. The increase of $28.7 million, or 114%, was primarily due to an increase of $16.3 million in our clinical program costs which reflects increased costs in our ongoing clinical trials and initiation of our trial in SCLC with Tecentriq, as well as increased headcount-related expenses to support these trials.  The increase in research and development expenses was also due to an increase in costs for manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials and an increase in external costs related to preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, G1T38 and G1T48, and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2017	2016
	(in thousands)
Clinical Expenses—trilaciclib	$26,801	$11,693
Clinical Expenses—G1T38	4,336	3,504
Clinical Expenses—G1T48	366	—
Chemical Manufacturing and Development	13,142	4,967
Discovery and Pre-clinical Expenses	9,236	4,997
Total Research and Development Expenses	$53,881	$25,161

General and administrative

General and administrative expenses were $7.1 million for the year ended December 31, 2017 as compared to $5.2 million for the year ended December 31, 2016. The increase of $1.9 million, or 36%, was due to an increase of $1.4 million in personnel related costs as a result of headcount-related costs, an increase of $1.5 million in professional services, insurance, board compensation and other administrative costs necessary to support our operations as a public company and offset by a decrease of $1.0 million in transaction related costs from our deferred public offering.

Total other income (expense), net

Total other income, net was $0.8 million for the year ended December 31, 2017 as compared to $0.1 million for the year ended December 31, 2016. The increase in income of $0.7 million was due to additional interest income earned on a higher balance of money market funds during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Comparison of the year ended December 31, 2016 and December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$
	(in thousands)
Revenue	$—	$522	$(522)
Operating Expenses:
Research and Development	25,161	12,730	12,431
General and Administrative	5,230	3,216	2,014
Total Operating Expenses	30,391	15,946	14,445
Loss from Operations	(30,391)	(15,424)	(14,967)
Other Income	100	(4,839)	4,939
Net Loss	$(30,291)	$(20,263)	$(10,028)

Revenue

Revenue was $0 for the year ended December 31, 2016 as compared to $0.5 million for the year ended December 31, 2015. The decrease of $0.5 million was due to the expiration of existing government grants in 2015. We have not applied for new government grants and do not expect any additional grant revenue in the near future.

Research and development

Research and development expenses were $25.2 million for the year ended December 31, 2016 as compared to $12.7 million for the year ended December 31, 2015. The increase of $12.4 million, or 98%, was primarily due to an increase of $10.3 million in our clinical program costs which included increased costs in our ongoing trials of trilaciclib in SCLC and initiation costs for a Phase 2 clinical trial of trilaciclib in TNBC and preparation for a trial of G1T38 in ER+, HER2- breast cancer. The increase in research and development expense is also due to an increase in connection with manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials, an increase in personnel-related costs as a result of increased headcount and fees paid to consultants, an increase in license fees and an increase in supplies and facility costs, offset in part by a decrease in external costs related to the selection of compounds for development and preclinical development of G1T38 and G1T48. The following table summarizes our research and development expenses allocated to trilaciclib and G1T38 and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2016	2015
	(in thousands)
Clinical Expenses—trilaciclib	$11,693	$4,889
Clinical Expenses—G1T38	3,504	—
Clinical Expenses—G1T48	—	—
Chemical Manufacturing and Development	4,967	2,688
Discovery and Pre-clinical Expenses	4,997	5,153
Total Research and Development Expenses	$25,161	$12,730

General and administrative

General and administrative expenses were $5.2 million for the year ended December 31, 2016 as compared to $3.2 million for the year ended December 31, 2015. The increase of $2.0 million, or 63%, was due to an increase of $1.0 million of transaction related costs from our deferred initial public offering, an increase of $0.6 million in personnel costs as a result of increased headcount and fees paid to consultants and an increase of $0.4 million in general and intellectual property legal expenses.

Total other income (expense), net

Total other income (expense), net was $0.1 million for the year ended December 31, 2016 as compared to $(4.8) million for the year ended December 31, 2015. The decrease in expense of $4.9 million was due to the change in fair value of the Series B purchase option liability in 2015 and no equivalent expense in 2016, the change in the fair value of the warrant liability and an increase in interest income.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. We incurred net losses of $60.1 million for the year ended December 31, 2017, $30.3 million for the year ended December 31, 2016, and $20.3 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $129.1 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

As of December 31, 2017, we had cash, cash equivalents and short-term investments of $103.8 million.  We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for greater than 12 months following the filing of this Annual Report. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

    Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(50,519)	$(25,141)	$(13,845)
Net cash used in investing activities	(294)	(250)	(87)
Net cash provided by financing activities	107,320	49,758	33,176
Net increase in cash and cash equivalents	$56,507	$24,367	$19,244

Net cash used in operating activities

During the year ended December 31, 2017, net cash used in operating activities was $50.5 million, which consisted of a net loss of $60.1 million and net changes in prepaids and other working capital adjustments of $0.1 million, partially offset by an increase of $6.3 million in accrued expenses and accounts payable, primarily driven by increased research and development costs, and non-cash stock-based compensation charges of $3.4 million.

During the year ended December 31, 2016, net cash used in operating activities was $25.1 million, which consisted of a net loss of $30.3 million, partially offset by an increase in accrued expenses and accounts payable of $3.4 million, related primarily increased in research and development activity during that period, non-cash stock-based compensation charges of $1.4 million, and $0.4 million of other working capital adjustments.

During the year ended December 31, 2015, net cash used in operating activities was $13.8 million, which consisted primarily of a net loss of $20.3 million, partially offset by $4.8 million due to the increase in fair value of the Series B purchase option liability, and a change in accrued expenses and accounts payable of $1.7 million, related primarily to an increase in research and development activity during that period.

Net cash used in investing activities

Net cash used in investing activities was $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net cash used in investing activities represented purchases of property and equipment, primarily associated with laboratory equipment and build out costs for new office space.

Net cash provided by financing activities

During the year ended December 31, 2017, net cash provided by financing activities was $107.3 million, consisting of $107.1 million of net proceeds from our IPO and $0.2 million of proceeds from the exercise of stock options and warrants.

During the year ended December 31, 2016, net cash provided by financing activities was $49.8 million, consisting of $50.0 million in proceeds from the issuance of Series C preferred stock, offset by $0.2 million of issuance costs.

During the year ended December 31, 2015, net cash provided by financing activities was $33.2 million, consisting of $33.3 million in proceeds from the issuance of Series B preferred stock, offset by $0.1 million of issuance costs.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for greater than 12 months following the filing of this Annual Report. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations, commitments and contingencies

Our principal commitments consist of obligations under our clinical trial commitments, consulting fees and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Operating lease obligations(1)	$1,561	$294	$615	$652	$—
Total contractual obligations(2)	$1,561	$294	$615	$652	$—

(1)

Represents future minimum lease payments under the non-cancelable lease for our headquarters in Research Triangle Park, NC. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30-60 days prior written notice. The contractual obligations above do not include such payments. The above amounts exclude potential payments to be made under our license agreement for G1T48 with the University of Illinois that are based on the progress of G1T48, as these payments are not determinable.

In January 2018, we signed an amendment to lease additional office space in the same building as our existing office space. Payments on the additional space are estimated to begin in July 2018 and continue until the lease expires on December 31, 2022.

Off-Balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $103.8 million as of December 31, 2017, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as December 31, 2017.

Item 8. Financial Statements and Supplementary Data.

The financial statements of G1 Therapeutics, Inc. are provided in Part IV, Item 15 in this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.  We are an “emerging growth company” as defined in the JOBS Act.  Commencing with the Annual Report for our fiscal year ending December 31, 2018, we will include a report of management’s assessment regarding internal control over financial reporting.  For as long as we remain an “emerging growth company” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of the fiscal year following the fifth anniversary of our IPO.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Management and Corporate Governance,” “Code of Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement under the captions “Executive Officer and Director Compensation” and “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Proxy Statement, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Proxy Statement, under the captions “Management and Corporate Governance” and “Certain Relationships and Related Person Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement under the caption “Independent Registered Public Accounting Firm”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)	Financial Statements.

(b)	Financial Statement Schedules.

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes.

(c)	Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of G1 Therapeutics, Inc., dated as of May 22, 2017, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2017 (File No. 001-38096), and incorporated herein by reference.

3.2

Amended and Restated Bylaws of G1 Therapeutics, Inc., dated as of May 22, 2017, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2017 (File No. 001-38096), and incorporated herein by reference.

4.1

Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

4.2

Second Amended and Restated Registration Rights Agreement, dated as of April 27, 2016, by and among the Registrant and the Stockholders listed therein, filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.1

Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.2*

Sixth Amendment to G1 Therapeutics, Inc. 2011 Equity Incentive Plan, dated as of November 7, 2016, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.3*

2017 Employee, Director and Consultant Equity Incentive Plan, filed as Exhibit 10.3 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.4*

Third Amendment to Executive Employment Agreement, by and between the Registrant and Mark A. Velleca, M.D., Ph.D., dated May 19, 2014, as amended on February 1, 2015, May 10, 2016 and May 5, 2017, filed as Exhibit 10.4 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.5*

First Amendment to Employment Agreement, by and between the Registrant and Rajesh K. Malik, M.D., dated July 1, 2014, as amended on May 5, 2017, filed as Exhibit 10.5 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.6*

First Amendment to Employment Agreement, by and between the Registrant and Gregory J. Mossinghoff, dated February 1, 2015, as amended on May 5, 2017, filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.7*

Consulting Agreement, by and between the Registrant and Gregory J. Mossinghoff, dated June 3, 2014, filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.8*

Director Agreement, by and between the Registrant and Seth A. Rudnick, M.D., dated July 15, 2016, filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.9*

Advisory Board Members Agreement, by and between the Registrant and Seth A. Rudnick, M.D., dated July 15, 2016, filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.10

Second Amendment to Office Lease, by and between the Registrant and Highwoods Realty Limited Partnership as assigned to Raleigh RC Green, LLC, dated January 10, 2014, filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.11**

Exclusive License Agreement, dated November 23, 2016, by and between the Registrant and The Board of Trustees of the University of Illinois, filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.12**

Amendment No. 1 to Exclusive License Agreement, dated March 24, 2017, by and between the Registrant and The Board of Trustees of the University of Illinois, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.13*

Non-Employee Director Compensation Policy, filed as Exhibit 10.13 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.14*

First Amendment to Employment Agreement, by and between the Registrant and Jennifer K. Moses, dated May 10, 2016, as amended on May 5, 2017, filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.15*

First Amendment to Employment Agreement, by and between the Registrant and Jay C. Strum, Ph.D., dated July 1, 2014, as amended May 5, 2017, filed as Exhibit 10.15 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.16*

Employment Agreement by and between the Registrant and Terry Murdock, dated as of August 1, 2017, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017 (File No. 001-38096), and incorporated herein by reference.

10.17*

Employment Agreement by and between the Registrant and Barclay A. Phillips, dated as of November 13, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2017 (File No. 001-38096), and incorporated herein by reference.

10.18*	Non-Qualified Stock Option Agreement by and between the Registrant and Barclay A. Phillips, dated December 6, 2017.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: February 21, 2018	By:	/s/ Mark A. Velleca
Mark A. Velleca, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. Velleca	President, Chief Executive Officer and Director	February 21, 2018
Mark A. Velleca, M.D., Ph.D.	(Principal Executive Officer)

/s/ Barclay A. Phillips	Chief Financial Officer and Senior Vice President of Corporate Development	February 21, 2018
Barclay A. Phillips	(Principal Financial Officer)

/s/ Jennifer K. Moses	Vice President of Finance and Administration	February 21, 2018
Jennifer K. Moses	(Principal Accounting Officer)

/s/ Fredric N. Eshelman	Director	February 21, 2018
Fredric N. Eshelman, Pharm.D.

/s/ Glenn P. Muir	Director	February 21, 2018
Glenn P. Muir

/s/ Tyrell J. Rivers	Director	February 21, 2018
Tyrell J. Rivers, Ph.D.

/s/ Seth A. Rudnick	Director	February 21, 2018
Seth A. Rudnick, M.D.

/s/ Christy L. Shaffer	Director	February 21, 2018
Christy L. Shaffer, Ph.D.

/s/ Andrew P. Witty	Director	February 21, 2018
Sir Andrew P. Witty

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of G1 Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of G1 Therapeutics, Inc. as of December 31, 2017 and December 31, 2016, and the related statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 21, 2018

We have served as the Company's auditor since 2014.

G1 Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$103,812	$47,305
Prepaid expenses and other current assets	849	596
Total current assets	104,661	47,901
Property and equipment, net	510	311
Total assets	$105,171	$48,212
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,184	$2,605
Accrued expenses	7,520	2,853
Warrant liability	—	167
Total current liabilities	11,704	5,625
Other non-current liabilities	79	—
Total liabilities	11,783	5,625
Commitments and contingencies
Series C redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on December 31, 2017, 17,000,000 shares authorized, 5,609,398 issued and outstanding on December 31, 2016; (liquidation preference of $51,673 on December 31, 2016)	—	51,424
Series B redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on December 31, 2017, 23,000,000 shares authorized, 7,642,734 issued and outstanding on December 31, 2016; (liquidation preference of $35,722 on December 31, 2016)	—	40,355
Series A redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on December 31, 2017, 14,996,692 shares authorized, 4,998,895 issued and outstanding on December 31, 2016; (liquidation preference of $14,431 on December 31, 2016)	—	14,431
Series 1 redeemable convertible preferred stock $0.0001 par value, 0 shares authorized, issued and outstanding on December 31, 2017, 2,112,025 shares authorized, 682,026 issued and outstanding on December 31, 2016; (liquidation preference of $931 on December 31, 2016)	—	1,370
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 120,000,000 shares and 73,000,000 shares authorized as of December 31, 2017 and December 31, 2016, respectively; 28,420,511 and 1,504,947 shares issued as of December 31, 2017 and December 31, 2016, respectively; 28,393,845 and 1,478,281 shares outstanding as of December 31, 2017 and December 31, 2016, respectively	3	—
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	222,511	—
Accumulated deficit	(129,118)	(64,985)
Total stockholders’ equity (deficit)	93,388	(64,993)
Total liabilities, mezzanine equity and equity	$105,171	$48,212

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Grant revenue	$—	$—	$522
Operating expenses
Research and development	53,881	25,161	12,730
General and administrative	7,087	5,230	3,216
Total operating expenses	60,968	30,391	15,946
Operating loss	(60,968)	(30,391)	(15,424)
Other income (expense)
Other income	888	182	18
Change in fair value in warrant liability and other liabilities	(41)	(82)	(85)
Change in fair value of Series B purchase option liability	—	—	(4,772)
Total other income (expense), net	847	100	(4,839)
Net loss	$(60,121)	$(30,291)	$(20,263)
Accretion of redeemable convertible preferred stock	(4,757)	(4,405)	(1,427)
Net loss attributable to common stockholders	$(64,878)	$(34,696)	$(21,690)
Net loss per share attributable to common stockholders, basic and diluted	$(3.57)	$(23.33)	$(16.13)
Weighted average common shares outstanding, basic and diluted	18,197,970	1,486,986	1,344,584

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Preferred stock series C		Preferred stock series B		Preferred stock series A		Preferred stock series 1		Common stock		Treasury stock		Additional paid-in	Accumulated	Total share- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2014	—	$—	—	$—	4,998,895	$13,171	682,026	$931	1,273,831	$—	(26,666)	$(8)	$3	$(10,623)	$(10,628)
Issuance of Series B redeemable convertible preferred stock	—	—	7,642,734	33,262	—	—	—	—	—	—	—	—	—	—	—
Allocation of Series B proceeds to Series B purchase option liability	—	—	—	(1,935)	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable, convertible preferred stock	—	—	—	797	—	630	—	—	—	—	—	—	(626)	(800)	(1,426)
Exercise of common stock options	—	—	—	—	—	—	—	—	164,722	—	—	—	53	—	53
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	389	—	389
Stock financing costs	—	—	—	(139)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares for license agreement	—	—	—	—	—	—	—	—	48,666	—	—	—	181	—	181
Exercise of Series B purchase option liability	—	—	—	6,707	—	—	—	—	—	—	—	—	—	—	—
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,263)	(20,263)
Balance at December 31, 2015	—	$—	7,642,734	$38,692	4,998,895	$13,801	682,026	$931	1,487,219	$—	(26,666)	$(8)	$—	$(31,686)	$(31,694)
Issuance of Series C redeemable convertible preferred stock	5,609,398	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable, convertible preferred stock	—	1,673	—	1,663	—	630	—	439	—	—	—	—	(1,397)	(3,008)	(4,405)
Exercise of common stock options	—	—	—	—	—	—	—	—	17,728	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,391	—	1,391
Stock financing costs	—	(249)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,291)	(30,291)
Balance at December 31, 2016	5,609,398	$51,424	7,642,734	$40,355	4,998,895	$14,431	682,026	$1,370	1,504,947	$—	(26,666)	$(8)	$—	$(64,985)	$(64,993)
Accretion of redeemable, convertible preferred stock	—	3,732	—	620	—	235	—	171	—	—	—	—	(745)	(4,012)	(4,757)
Initial public offering	—	—	—	—	—	—	—	—	7,781,564	1	—	—	108,502	—	108,503
Automatic conversion of preferred stock	(5,609,398)	(55,156)	(7,642,734)	(40,975)	(4,998,895)	(14,666)	(682,026)	(1,541)	18,933,053	2	—	—	112,335	—	112,337
Automatic conversion of preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	208	—	208
Exercise of common stock options	—	—	—	—	—	—	—	—	160,579	—	—	—	214	—	214
Exercise of common stock warrants	—	—	—	—	—	—	—	—	40,368	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,394	—	3,394
IPO financing costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,398)	—	(1,398)
Net loss during quarter	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,121)	(60,121)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(60,121)	$(30,291)	$(20,263)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89	67	42
Stock-based compensation	3,394	1,391	389
Purchase of license agreement	—	—	181
Gain/loss on disposal of property and equipment	6	18	2
Increase in fair value of warrant activity	41	82	85
Increase in fair value of Series B purchase option liability	—	—	4,773
Change in operating assets and liabilities
Prepaid expenses and other assets	(253)	216	(789)
Accounts payable and accrued expenses	6,325	3,376	1,735
Net cash used in operating activities	(50,519)	(25,141)	(13,845)
Cash flows from investing activities
Purchases of property and equipment	(294)	(250)	(87)
Net cash used in investing activities	(294)	(250)	(87)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	215	7	53
Proceeds from Series C preferred stock	—	50,000	—
Proceeds from Series B preferred stock	—	—	33,263
Issuance costs for preferred share financings	—	(249)	(140)
Proceeds from initial public offering, net of underwriting fees and commissions	108,503	—	—
Payment of public offering costs	(1,398)	—	—
Net cash provided by financing activities	107,320	49,758	33,176
Net change in cash and cash equivalents	56,507	24,367	19,244
Cash and cash equivalents
Beginning of period	47,305	22,938	3,694
End of period	$103,812	$47,305	$22,938
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$4,757	$4,405	$1,427
Exercise of Series B purchase option	$—	$—	$6,708
Common stock issued for patent rights	$—	$—	$181
Conversion of preferred stock and preferred warrants to common stock and common warrants	$112,545	$—	$—

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Notes to Financial Statements

1. Description of business

G1 Therapeutics, Inc. (the “Company”) is a privately held clinical-stage biopharmaceutical company based in Research Triangle Park, North Carolina that focuses on the discovery and development of novel therapeutics for the treatment of cancer. The Company was incorporated on May 19, 2008 in the state of Delaware.

The Company focuses on cyclin-dependent kinases (CDKs), a family of proteins that plays an important role in the growth and proliferation of all human cells. The Company has focused its CDK research on developing potent and selective inhibitors of the kinases CDK4 and CDK6, collectively known as CDK4/6. The Company is currently advancing two CDK4/6 inhibitor product candidates that each have broad applicability across multiple cancer indications.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a potential first-in-class intravenous CDK4/6 inhibitor designed to preserve hematopoietic stem cells and enhance immune system function during chemotherapy. Based on compelling response rates and favorable tolerability shown in early-stage trials, trilaciclib is currently being evaluated in four randomized Phase 1b/2a trials: two in patients with small cell lung cancer, or SCLC, an additional Phase 2 trial in combination with Tecentriq in SCLC and a Phase 2 in patients with triple-negative breast cancer, or TNBC.

G1T38, the Company’s second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile, and the Company initiated a Phase 1/2 trial in ER+, HER2- breast cancer in January 2017. The Company’s plans for G1T38 include future combinations in other cancers, such as non-small cell lung cancer, or NSCLC.

As part of the Company’s strategy to develop wholly-owned proprietary combinations, the Company has exclusively in-licensed G1T48, a potential first/best-in-class oral selective estrogen receptor degrader, or SERD. The Company expects to initially develop G1T48 to be used in combination with G1T38 for the treatment of ER+, HER2- breast cancer.

The Company plans to continue to leverage its proprietary assets and knowledge of CDK4/6 biology to explore additional combination treatments and to build a fully integrated oncology company.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company had an accumulated deficit of $129.1 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities.

As of December 31, 2017, the Company had cash and cash equivalents of $103.8 million.   The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for greater than 12 months from the date of filing this Annual Report.  The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s results of operations and financial condition.

2. Summary of significant accounting policies

Basis of presentation

The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. These estimates include the Company’s common stock valuation, warrant valuation and deferred tax asset valuation allowance.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2017 consist of amounts on deposit in banks, including checking accounts, money market accounts and certificates of deposit. Cash deposits are all in financial institutions in the United States.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss is minimal. The Company believes the risk of any loss on cash due to credit risk is minimal.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful lives:

Computer equipment	5 years
Laboratory equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	7 years

Costs associated with maintenance and repairs are charged to expense as incurred. Property and equipment held under leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value based on discounted estimates of future cash flows. For the years ended  December 31, 2017, 2016 and 2015, the Company’s management evaluated its long-lived assets and determined no impairment charge was needed.

Warrant liability

Warrants to purchase the Company’s redeemable convertible preferred stock have been classified as liabilities and are recorded at their estimated fair value. In each reporting period, any change in fair value of the warrants has been recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value.

Series B purchase option liability

The option to purchase shares of Series B redeemable convertible preferred stock in the second tranche has been accounted for as a free-standing instrument and classified as a liability. On February 4, 2015, upon purchase of the first tranche of Series B Preferred Stock, the option to purchase additional shares was recorded at its fair value, with the remaining cash proceeds received on that date allocated to Series B Preferred Stock. As the value of the option to purchase shares in the second tranche increased over time, a change in the fair value of the liability was recorded as “Change in fair value of Series B purchase option liability” in the accompanying statement of operations. This free-standing instrument was exercised on December 10, 2015 when the holders exercised their right to require the purchase of the second tranche shares by the holders of the outstanding shares of Series B Preferred Stock, resulting in an outstanding liability of $0 on December 31, 2016 and 2017.

Research and development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, manufacturing of pharmaceutical active ingredients and drug products, costs associated with clinical trials, nonclinical activities, regulatory activities, research-related overhead expenses and fees paid to expert consultants, external service providers and contract research organizations which conduct certain research and development activities on behalf of the Company. Costs incurred in the research and development of products are charged to research and development expense as incurred.

Each reporting period, the Company estimates and accrues expenses, the largest of which is related to accrued research and development expenses. This process involves reviewing contracts and purchase orders, identifying services that have been performed on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs.

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Revenue recognition

The Company received the majority of its revenues from grant programs authorized by Congress through the Small Business Innovation Research (SBIR) program and the Small Business Technology Transfer Act (STTR) of 1992. In addition, the Company was also awarded grant funds through other federal and state programs related to its research. Under the terms of the grants, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead and general and administrative expenses.

Revenue received under these grant programs is recognized as direct project costs are incurred, plus a portion of the Company’s indirect costs such as overhead and general and administrative expenses allocated to the project. The Company’s grant agreements are fixed fee arrangements.

In the event that the granting agency provides advance funding of a grant award, the Company records deferred revenues and then recognizes revenue as costs are incurred over the life of the grant.

To date, the Company has not generated any revenue from the commercial sale of its product candidates.

Fair value of financial instruments

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At  December 31, 2017 and 2016 these financials instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2017
Assets
Money market funds	$87,694	$—	$—	$87,694
Certificates of Deposit	15,203	—	—	15,203
Total assets at fair value:	$102,897	$—	$—	$102,897
Liabilities:
Warrant Liability	$—	$—	$—	$—
Total liabilities at fair value:	$—	$—	$—	$—

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2016
Assets
Money market funds	$31,730	$—	$—	$31,730
Certificates of Deposit	15,041	—	—	15,041
Total assets at fair value:	$46,771	$—	$—	$46,771
Liabilities:
Warrant Liability	$—	$—	$167	$167
Total liabilities at fair value:	$—	$—	$167	$167

The change in the fair value measurement using significant inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2015	$85
Change in fair value in warrant liability	82
Balance at December 31, 2016	$167
Change in fair value in warrant liability	41
Conversion of warrant to common stock warrant	(208)
Balance at December 31, 2017	$—

Patent costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent-related legal expenses included in general and administrative costs were approximately $997, $1,034, and $691 for the years ended December 31, 2017, 2016 and 2015, respectively.

Income taxes

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2017 and 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2017 and 2016, the Company had no such accruals.

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

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are held in the United States.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Redeemable convertible preferred stock

The Company classifies its redeemable convertible preferred stock, for which the Company does not control the redemption, outside of permanent equity. The Company records redeemable convertible preferred stock at fair value upon issuance, net of any offering costs, and the carrying value is adjusted to the redemption value at the end of each reporting period. These adjustments are effected through charges against additional paid-in capital and accumulated deficit.

New accounting standards

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company does not anticipate a material impact to the Company’s financial statements as a result of the adoption of this guidance.

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

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2017	December 31, 2016

Computer equipment	$112	$67
Laboratory equipment	283	207
Furniture and fixtures	174	64
Leasehold improvements	121	80
Construction in progress	1	—
Accumulated depreciation	(181)	(107)
Property and equipment, net	$510	$311

Depreciation expenses relating to property and equipment were $89, $67, and $42 for the years ended December 31, 2017, 2016 and 2015, respectively.

4. Patent license agreement

On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (the University) whereby the University licensed patent rights to the Company, with rights of sublicense, to make, have made, use, import, sell and offer for sale products covered by certain patent rights owned by the University. The rights licensed to the Company are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement the Company paid a one-time only, non-refundable license issue fee in the amount of $500 which was charged to research and development expense in the fourth quarter of 2016.

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a low single-digit royalty percentage on all net sales of products and a share of sublicensing revenues. The University is eligible to receive milestone payments of up to $2,625  related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. The Company is also responsible for all future patent prosecution costs.

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

On December 31, 2015 the Company entered into a non-exclusive, royalty-free license agreement for patent rights. As consideration for the patent rights, the Company issued 48,666 shares of common stock with a fair value of $181, and agreed to pay past and future patent prosecution costs related to the countries in which valid claims have or will have issued. The aggregate fair value of all consideration paid was expensed as a research and development cost in 2015.

5. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	December 31, 2017	December 31, 2016

Accrued external research and professional fees	$1,402	$295
Accrued external clinical study costs	4,788	1,897
Accrued compensation expense	1,328	617
Deferred rent, current portion	2	44
Accrued expenses	$7,520	$2,853

6. Lease obligations

Operating lease commitments

Pursuant to a lease dated January 10, 2014, on April 1, 2014, the Company leased office and lab space under a lease agreement for $6 per month with a free rent period and escalating rent payments; the lease was set to expire on July 31, 2017.

On January 27, 2016, the Company signed an amendment to the Company’s existing lease to move to a larger office and lab space beginning in August 2016 for $16 per month with a discounted rent period and escalating rent payments; the lease was extended to December 31, 2022. The amendment also contained an option for a five year renewal and a right of first refusal to lease adjacent office space.

On March 27, 2017, the Company signed an amendment to the Company’s existing lease to lease additional, adjacent office space. Beginning August 2017, the combined space leased for $24 per month with a discounted rent period and escalating rent payments. The lease is set to expire on December 31, 2022. The Company has maintained an option for a five year renewal on the combined space.

Rent expense amounted to $252, $126 and $71 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a schedule by years of minimum future rental payments on noncancelable operating leases as of December 31, 2017 (in thousands):

2018	$294
2019	303
2020	312
2021	321
2022	331
2023	—
$1,561

7. Capitalization

Redeemable convertible preferred stock

The Company has determined that the Series C, Series B, Series A and Series 1 redeemable convertible preferred stock were redeemable, after a stated period of time, based on voting thresholds that vary by shareholder class, as outlined in the Company’s certificate of incorporation. The Company classified its redeemable convertible preferred stock outside of permanent equity and into mezzanine equity.

The Company recorded its redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value is increased by periodic accretion to its redemption value until the earliest possible date of redemption. These increases were recorded as charges against additional paid-in-capital until the additional paid-in-capital balance is reduced to zero. At that time, additional accretion adjustments were recorded as additions to accumulated deficit.

In May 2014, the Company issued 2,495,663 shares of its Series A redeemable convertible preferred stock for cash consideration of $2.52 per share. Total proceeds, including cancellation of indebtedness of $39, amounted to $6,289.

In February 2015, the Company’s Board of Directors and stockholders approved the Fourth Amended and Restated Certification of Incorporation, which increased the authorized number of shares of its redeemable convertible preferred stock to 39,908,717, of which 2,112,025 were designated as Series 1 redeemable convertible preferred stock, 14,996,692 as Series A redeemable convertible preferred stock and 22,800,000 as Series B redeemable convertible preferred stock. At the same time, the Company issued 3,794,024 shares of its Series B redeemable convertible preferred stock for cash consideration and cancellation of indebtedness at a price of $4.3521 per share. Total proceeds, including cancellation of indebtedness of $12, amounted to $16,512.

In December 2015, the Company approved a Certificate of Amendment to the Fourth Amended and Restated Certification of Incorporation which increased the authorized number of shares of its redeemable convertible preferred stock to 40,108,717, of which 2,112,025 were be designated as Series 1 redeemable convertible preferred stock, 14,996,692 as Series A redeemable convertible preferred stock and 23,000,000 as Series B redeemable convertible preferred stock. At the same time, the Company authorized 11,546,147 shares of its Series B redeemable convertible preferred stock and issued 3,848,710 shares of its Series B redeemable convertible preferred stock for cash consideration at a price of $4.3521 per share. Total additional proceeds amounted to $16,750.

In April 2016, the Company’s Board of Directors and stockholders approved the Fifth Amended and Restated Certification of Incorporation which increased the authorized number of shares of its redeemable convertible preferred stock to 57,108,717, of which 2,112,025 were be designated as Series 1 redeemable convertible preferred stock, 14,996,692 as Series A redeemable convertible preferred stock, 23,000,000 as Series B redeemable convertible preferred stock and 17,000,000 as Series C redeemable convertible preferred stock. In the second quarter of 2016, the Company authorized 16,828,217 shares of its Series C redeemable convertible preferred stock and issued 5,609,398 shares of its Series C redeemable convertible preferred stock for cash consideration at a price of $8.91 per share. Total additional proceeds amounted to $50,000.

Prior to the IPO, the holders of the Company’s convertible preferred stock had certain voting and dividend rights, as well as liquidation preferences and conversion privileges.  All rights, preferences and privileges associated with the convertible preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of convertible preferred stock into shares of common stock.

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

Upon closing of the IPO, all outstanding shares of the Company’s preferred stock were automatically converted into 18,933,053 shares of common stock. In connection with the IPO, the Board of Directors and the stockholders of the Company approved a one-for-three reverse stock split of the Company’s common stock. The reverse stock split became effective on May 11, 2017. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to accumulated deficit.

Series B preferred stock tranche rights

Pursuant to the terms of the Series B Preferred Stock Purchase Agreement, the purchasers of Series B redeemable convertible preferred stock at the initial closing also committed to purchase an aggregate of 3,791,272 shares of Series B redeemable convertible preferred stock at $4.3521 per share (the “Second Tranche Shares”) at a second closing, subject to certain conditions, upon the achievement of one of the following milestones: (i) the Company’s enrollment of ten patients in an IV trilaciclib SCLC chemoprotection clinical trial with resulting data trending positively against historical controls or (ii) successful completion of IND-enabling studies for an oral trilaciclib antineoplastic program; provided, that either milestone is achieved prior to the earliest to occur of (i) a qualified initial public offering, (ii) a liquidation event or (iii) 12 months after the initial closing. Holders of at least sixty percent (60%) of the then-outstanding shares of Series B redeemable convertible preferred stock may elect to waive the foregoing conditions and to require the purchasers of Series B redeemable convertible preferred stock to purchase their pro rata portion of the Second Tranche Shares. Each purchaser also had the option, but not the obligation, to purchase all of its allocation of the Second Tranche Shares at any time prior to the earlier to occur of (i) the second closing, and (ii) 12 months after the initial closing.

The option to purchase shares of Series B redeemable convertible preferred stock in the second tranche has been accounted for as a free-standing instrument and classified as a liability. On February 4, 2015, upon purchase of the first tranche of Series B redeemable convertible preferred stock, the option to purchase additional shares was recorded at its fair value, with the remaining cash proceeds received on that date allocated to Series B redeemable convertible preferred stock. As the value of the option to purchase shares in the second tranche increased over time, a change in the fair value of the liability was recorded as “Change in fair value of Series B purchase option liability” in the accompanying statement of operations. This free-standing instrument was exercised on December 10,

2015 when the holders of at least sixty percent (60%) of the then-outstanding shares of Series B redeemable convertible preferred stock elected to waive the conditions set forth above and required the purchasers of Series B redeemable convertible preferred stock to purchase their pro rata portion of the second tranche shares resulting in an outstanding liability of $0 on December 31, 2016. The Company relied on an independent third-party valuation in estimating the fair value of its Series B purchase option liability. The valuations used significant assumptions including the estimated volatility range of 68%-71%, risk free interest rate range of 0.47%-0.94%, estimated fair value of the redeemable convertible preferred stock and a 2-year estimated life of the purchase option. These assumptions were used in the option pricing method and the probability weighted expected return method, a blend of which were considered in establishing fair value.

Preferred stock

Upon completion of the IPO, all outstanding preferred stock was automatically converted into 18,933,053 shares of common stock.  The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As December 31, 2017, no shares of preferred stock were issued or outstanding.

Common stock

The Company’s common stock has a par value of $0.0001 per share and consists of 120,000,000 and 73,000,000 authorized shares as of December 31, 2017 and 2016, respectively.  Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.

The Company has reserved authorized shares of common stock for future issuance at December 31, 2017 and December 31, 2016 as follows:

	December 31, 2017	December 31, 2016

Conversion of Series C Preferred Stock on a fully-diluted basis	—	5,609,398
Conversion of Series B Preferred Stock on a fully-diluted basis	—	7,642,734
Conversion of Series A Preferred Stock on a fully-diluted basis	—	4,998,895
Conversion of Series 1 Preferred Stock on a fully-diluted basis	—	682,026
Common stock warrants issued with promissory notes	—	16,666
Other common stock warrants	—	3,466
Series 1 Preferred Stock warrants issued with promissory notes	—	21,978
Common stock options outstanding	4,116,333	3,690,058
Options available for grant under Equity Incentive Plans	1,602,687	176,919
	5,719,020	22,842,140

8. Stock option plan

2011 Equity Incentive Plan

In March 2011, the Company adopted the 2011 Equity Incentive Plan (the “Plan”).  As amended, 4,400,640 shares of common stock were reserved for issuance under the 2011 Plan.  Eligible plan participants included employees, directors, officers, consultants and advisors of the Company. The 2011 plan permitted the granting of incentive stock options, nonqualified stock options and other stock- based awards. In connection with the adoption of the 2017 Plan (as defined below), the 2011 Plan was terminated and no further awards will be made under the 2011 Plan.

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

As of December 31, 2017, there were a total of 1,602,687 shares of common stock available for future issuance under the 2017 Plan.

Stock-based Compensation

During the years ended December 31, 2017, 2016 and 2015, the Company recorded employee share-based compensation expense of $1,772, $907, and $180, respectively. The Company recorded non-employee share-based compensation expense of $1,622, $484, and $209 during the years ended December 31, 2017, 2016 and 2015, respectively.  Total share-based compensation expense included in the statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	in thousands
Research and development	$2,531	$911	$221
General and administrative	863	480	168
Total stock-based compensation expense	$3,394	$1,391	$389

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015

Expected volatility	74.2 - 79.3%	74.8 - 83.9%	66.8 - 69.3%
Weighted-average risk-free rate	1.9 - 2.2%	1.2 - 2.1%	1.5 - 1.7%
Dividend yield	—%	—%	—%
Expected term (in years)	6.01	6.40	6.56
Weighted-average grant-date fair value per share	$10.71	$3.24	$1.59

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The expected stock price volatility assumptions for the Company’s stock options were determined by examining the historical volatilities for industry peers.

The risk-free interest rate assumption at the date of grant is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Stock option activity during 2017 is as follows:

			Weighted average
		Weighted	Remaining
		average	contractual	Aggregate
	Options	exercise	for	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2016	3,690,058	$2.13	8.4	$17,463
Cancelled	(89,687)	$3.81
Granted	688,997	15.96
Exercised	(173,035)	2.24
Balance as of December 31, 2017	4,116,333	$4.41	7.8	$63,577
Exercisable at December 31, 2017	2,225,970	1.64	7.2	$40,523
Vested at December 31, 2017 and expected to vest	4,116,333	4.41	7.8	$63,577

As of December 31, 2017, there was $10,404 of total unrecognized share-based compensation costs, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.93 years.

In 2016, in connection with preparation of the 2015 financials, the Company reassessed the determination of the fair value of the common shares underlying stock options granted throughout 2015. As a result, the Company determined that the fair value of the common shares was $0.75, $2.40 and $2.73 per share at February 27, 2015, July 15, 2015 and September 7, 2015, respectively, which was higher than the fair value as initially determined by the Board of Directors on the dates of grant. The use of this higher share price increased both recognized and unrecognized share-based compensation expense and also impacted the valuation of the non-employee share-based compensation expense which is marked to market at each reporting date.

In 2017, in connection with the Company’s initial public offering and after discussions with their underwriters, the Company reassessed the determination of the fair value of the common shares underlying the 1,099,320 stock options granted throughout 2016, and the 119,997 options granted up through the IPO date of May 16, 2017, and determined that no adjustment was necessary.

Since the IPO, the board of directors has determined the fair value of each common share underlying share-based awards based on the closing price of the common shares as reported by Nasdaq on the date of grant.

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the years ended December 31, 2017, 2016 and 2015, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015

Stock options issued and outstanding	3,838,358	3,224,682	1,867,325
Stock warrants	11,385	25,444	25,444
	3,849,743	3,250,126	1,892,769

Amounts in the table above reflect the common stock equivalents of the noted instruments.

10. Income taxes

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2017 and 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2017 and 2016, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

Year ended December 31,
	2017	2016	2015
Current Expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred Expense:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

The differences between the company’s income tax expense attributable to continuing operation and the expense computed at the 34% U.S. statutory income tax rate were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate:	$(20,441)	$(10,299)	$(6,890)
Increase (reduction) in income tax resulting from:
State Income Taxes	(1,623)	(397)	(335)
Increase in Valuation Allowance	8,977	10,936	6,109
Increase in fair value of Series B purchase option liability	—	—	1,623
Equity Financing Expenses	39	371	—
Stock Compensation	152	200	48
Research and Development Credit	(1,882)	(803)	(509)
Effect on Tax Cuts & Job Acts Rate Reduction	14,770	—	—
Other	8	(8)	(46)
	$—	$—	$—

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
Deferred tax assets
Accrued expenses	$1,412	$751
Deferred rent	20	16
Stock compensation	360	386
Charitable contributions	2	1
Capitalized patents and licenses	1,225	1,474
R&D credits	3,333	1,451
Net operating loss carryforwards	23,556	16,844
Deferred tax assets	29,908	20,923
Deferred tax liabilities
Property, plant and equipment, primarily due to differences in depreciation	(21)	(13)
Deferred tax liabilities	(21)	(13)
Valuation allowance	(29,887)	(20,910)
Net deferred tax assets	$—	$—

At December 31, 2017 and December 31, 2016, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $20,910 at December 31, 2016 to $29,887 at December 31, 2017. The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards and income tax credits offset by the impact of the Tax Cuts and Job Act rate reduction.

The table below summarizes changes in the deferred tax valuation allowance (in thousands):

	2017	2016	2015
Balance at beginning of year	$20,910	$9,974	$3,865
Charges to costs and expenses	8,977	10,936	6,109
Write-offs	—	—	—
Balance at end of year	29,887	20,910	9,974

At December 31, 2017, the Company has federal net operating loss carryforwards of approximately $100,795, which are available to offset future taxable income. The federal net operating loss carryforwards begin to expire in 2028. In addition, the Company has state net operating loss carryforwards totaling approximately $100,793, which are available to offset future state taxable income. State net operating losses begin to expire in 2023. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2017 and 2016, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2017 and 2016, the Company had no such accruals.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 34% to 21% and made numerous other tax law changes. The Company has measured deferred tax assets at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled, resulting in a provisional charge of $14.8 million for the revaluation of the Company’s deferred tax assets.  U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.  Reasonable estimates were made based on the Company’s analysis of the Tax Act. These provisional amounts may be adjusted during 2018 when additional information is obtained. Additional information that may affect our provisional amounts would include further clarification and guidance on how the Internal Revenue Service will implement the Tax Act, including guidance with respect to guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the Financial Accounting Standards Board related to the Tax Act. Under the Tax Act, NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. The Company’s NOLs generated in 2017 and in prior years will not be subject to the limitations under the Tax Act.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss (NOL) and research and development (R&D) credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether one or more ownership changes have occurred since the Company became a loss corporation under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC-740. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

11. Related party transactions

Two co-founders and shareholders of the Company had consulting agreements with the Company for their continued development work through June 30, 2017. The Company renewed its consulting agreement with one of these founders through June 30, 2019. Combined consulting fees paid to both founders were approximately $64, $108, and $104 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company paid approximately $11, $14, $20 to the Chairman of the Board of Directors for scientific advisory services outside of his role on the board of directors during the years ended December 31, 2017, 2016 and 2015, respectively.

12. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	(unaudited)
	(in thousands, except share and per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total operating expenses	$12,378	$15,379	$15,929	$17,282
Operating loss	(12,378)	(15,379)	(15,929)	(17,282)
Total other income (expense), net	33	185	328	301
Net loss	$(12,345)	$(15,194)	$(15,601)	$(16,981)
Accretion of redeemable convertible preferred stock	(4,468)	(289)	—	—
Net loss attributable to common stockholders	$(16,813)	$(15,483)	$(15,601)	$(16,981)
Net loss per share attributable to common stockholders, basic and diluted	$(11.24)	$(1.09)	$(0.55)	$(0.60)
Weighted average common shares outstanding, basic and diluted	1,496,336	14,208,115	28,318,656	28,362,323

	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total operating expenses	$5,946	$7,429	$6,613	$10,403
Operating loss	(5,946)	(7,429)	(6,613)	(10,403)
Total other income (expense), net	(8)	50	56	2
Net loss and comprehensive loss	$(5,954)	$(7,379)	$(6,557)	$(10,401)
Accretion of redeemable convertible preferred stock	(1,009)	(986)	(1,205)	(1,205)
Net loss attributable to common stockholders	$(6,963)	$(8,365)	$(7,762)	$(11,606)
Net loss per share attributable to common stockholders, basic and diluted	$(4.71)	$(5.63)	$(5.21)	$(7.77)
Weighted average common shares outstanding, basic and diluted	1,447,219	1,486,303	1,490,552	1,493,753

13. Subsequent events

In January 2018, the Company signed an amendment to its current lease to secure additional 6,395 square feet of office space in its existing building. The Company expects the space to be available in July 2018.