Form 10-Q
period 2018-03-31
G1 Therapeutics, Inc.
filed 2018-05-03
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 32,704,478 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$194,387	$103,812
Prepaid expenses and other current assets	796	849
Total current assets	195,183	104,661
Property and equipment, net	558	510
Total assets	$195,741	$105,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$3,872	$4,184
Accrued expenses	8,635	7,520
Total current liabilities	12,507	11,704
Other non-current liabilities	79	79
Total liabilities	12,586	11,783
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares and 73,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 32,711,551 and 28,420,511 shares issued as of March 31, 2018 and December 31, 2017, respectively; 32,684,885 and 28,393,845 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	332,688	222,511
Accumulated deficit	(149,528)	(129,118)
Total stockholders’ equity	183,155	93,388
Total liabilities and equity	$195,741	$105,171

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses
Research and development	17,347	11,084
General and administrative	3,378	1,294
Total operating expenses	20,725	12,378
Operating loss	(20,725)	(12,378)
Other income (expense)
Other income	315	74
Change in fair value in warrant liability and other liabilities	—	(41)
Total other income, net	315	33
Net loss	$(20,410)	$(12,345)
Accretion of redeemable convertible preferred stock	—	(4,468)
Net loss attributable to common stockholders	$(20,410)	$(16,813)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(11.24)
Weighted average common shares outstanding, basic and diluted	29,360,470	1,496,336

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(20,410)	$(12,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32	12
Stock-based compensation	1,594	548
Increase in fair value of warrant activity	—	41
Change in operating assets and liabilities
Prepaid expenses and other assets	53	(660)
Accounts payable and accrued expenses	622	3,124
Net cash used in operating activities	(18,109)	(9,280)
Cash flows from investing activities
Purchases of property and equipment	(71)	(13)
Net cash used in investing activities	(71)	(13)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	647	1
Proceeds from public offering, net of underwriting fees and commissions	108,424	—
Payment of public offering costs	(316)	(286)
Net cash provided by financing activities	108,755	(285)
Net change in cash and cash equivalents	90,575	(9,578)
Cash and cash equivalents
Beginning of period	103,812	47,305
End of period	$194,387	$37,727
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	—	4,468
Purchases of equipment in accounts payable and accrued expenses	9
Costs for public offering in accounts payable and accrued expenses	172	478

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Notes to financial statements

(unaudited)

1. Business Description

G1 Therapeutics, Inc. (“G1” or the “Company”) is a clinical-stage biopharmaceutical company based in Research Triangle Park, North Carolina dedicated to the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company was incorporated on May 19, 2008 in the state of Delaware.

The Company’s product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. The Company’s therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications. The Company’s pipeline currently includes three product candidates: trilaciclib, G1T38 and G1T48.

G1 has a deep expertise in cyclin-dependent kinases (CDKs), a family of proteins that plays an important role in the growth and proliferation of all human cells. The Company’s research and development efforts in this area have targeted potent and selective inhibitors of the kinases CDK4 and CDK6, collectively known as CDK4/6, a validated and promising class of targets for anti-cancer therapeutics. G1 is currently advancing two CDK4/6 inhibitor product candidates in clinical development, trilaciclib and G1T38, each of which has broad therapeutic potential in many forms of cancer and may serve as the backbone of multiple combination regimens. These compounds were discovered and synthesized by G1; the Company has retained global development and commercial rights, and has created extensive patent portfolios, for both.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a potential first-in-class intravenous CDK4/6 inhibitor designed to preserve hematopoietic stem and progenitor cells (HSPCs) and immune system function during chemotherapy (myelopreservation). Trilaciclib has demonstrated promising safety and efficacy in preclinical studies and clinical trials to date and is currently being evaluated in four randomized trials: two Phase 1b/2a trials in patients with small cell lung cancer, or SCLC, a Phase 2 trial in combination with the checkpoint inhibitor Tecentriq in SCLC, and a Phase 2 in patients with triple-negative breast cancer, or TNBC.

G1T38, the Company’s second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, designed to be used in combination with other targeted therapies to treat multiple cancers. Preliminary Phase 1b data from a combination trial with Faslodex® in ER+, HER2- breast cancer will be presented in June 2018 at the American Society of Clinical Oncology (ASCO) Annual Meeting. In April 2018, the Company announced the initiation of a Phase 1b/2 trial combination trial with the epidermal growth factor receptor (EGFR) inhibitor Tagrisso® in non-small cell lung cancer, or NSCLC.

In addition to these CDK 4/6 inhibitors, the Company also has global development and commercialization rights for G1T48, a potential first/best-in-class oral selective estrogen receptor degrader, or SERD, which is targeted for the treatment of ER+ breast cancers. G1 expects to initiate a Phase 1 clinical trial for G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to initiate a G1T48 / G1T38 combination trial in breast cancer in 2019. G1 believes that it is the only emerging biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen.

On March 12, 2018, the Company closed an underwritten public offering of 3,910,000 shares of its common stock at a public offering price of $29.50 per share, including 510,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the offering were $115.3 million and net proceeds were $107.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

As of March 31, 2018, the Company had cash and cash equivalents of $194.4 million. The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s results of operations and financial condition.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). In the opinion of management, the Company has made all necessary adjustments, which include normal recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented.

The information presented in the condensed financial statements and related notes as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018. The December 31, 2017 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

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

Income taxes

The Company did not record a federal or state income tax benefit for the three months ended March 31, 2018 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2018 and December 31, 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2018 and December 31, 2017, the Company had no such accruals.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued ASU 2016-09 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2018 and December 31, 2017 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Money market funds	$178,217	$—	$—	$178,217
Certificates of Deposit	15,262	—	—	15,262
Total assets at fair value:	$193,479	$—	$—	$193,479

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2017
Assets
Money market funds	$87,694	$—	$—	$87,694
Certificates of Deposit	15,203	—	—	15,203
Total assets at fair value:	$102,897	$—	$—	$102,897

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Computer equipment	$133	$112
Laboratory equipment	329	283
Furniture and fixtures	186	174
Leasehold improvements	121	121
Construction in progress	2	1
Accumulated depreciation	(213)	(181)
Property and equipment, net	$558	$510

Depreciation expense relating to property and equipment was $32 and $12 for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

The term of the license agreement will continue until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. The University may terminate the agreement in the event (i) the Company fails to pay any amount or make any report when required to be made and fails to cure such failure within thirty (30) days after receipt of notice from the University, (ii) is in breach of any provision of the agreement and fails to remedy such breach within forty-five (45) days after receipt of notice, (iii) makes a report to the University under the agreement that is determine to be materially false, (iv) declares insolvency or bankruptcy or (v) takes an action that causes patent rights or technical information to be subject to lien or encumbrance and fails to remedy any such breach with in forty-five (45) days of receipt of notice from the University. The Company may terminate the agreement at any time on written notice to the University at least ninety (90) days prior to the termination date specified in the notice. Upon expiration or termination of the agreement, all rights revert to the University.

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued external research and professional fees	$1,818	$1,402
Accrued external clinical study costs	6,361	4,788
Accrued compensation expense	453	1,328
Deferred rent, current portion	3	2
Accrued expenses	$8,635	$7,520

7. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 120.0 million shares of common stock.  Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

Preferred Stock

 The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of March 31, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2018	December 31, 2017
	(unaudited)
Common stock options outstanding	4,057,771	4,116,333
Options available for grant under Equity Incentive Plans	2,346,901	1,602,687
	6,404,672	5,719,020

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

2017 Equity Incentive Plan

In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2018, and in accordance with the “evergreen” provision of the 2017 plan, an additional 1,066,692 shares were made available for issuance.

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

As of March 31, 2018, there were a total of 2,346,901 shares of common stock available for future issuance under the 2017 Plan.

Stock Option Expense

The Company recognizes compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures.  The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.  Share-based awards granted to non-employee directors as compensation for serving on the Company’s Board of Directors are accounted for in the same manner as employee share-based compensation awards.

During the three months ended March 31, 2018, the Company recorded employee share-based compensation expense of $1,062 thousand.   During the three months ended March 31, 2017, the Company recorded employee share-based compensation expense of $321 thousand.

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

During the three months ended March 31, 2018, the Company recorded non-employee share-based compensation expense of $532 thousand. During the three months ended March 31, 2017, the Company recorded non-employee share-based compensation expense of $227 thousand.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Expected volatility	74.9 - 77.9%	79.2 - 79.3%
Weighted-average risk free rate	2.3 - 2.6%	2.1%
Dividend yield	—%	—%
Expected term (in years)	6.07	6.06

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Research and development	$1,063	$395
General and administrative	531	153
Total stock-based compensation expense	$1,594	$548

Stock Option Activity

Stock option activity for the three months ended March 31, 2018 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2017	4,116,333	$4.41	7.8	$63,577
Cancelled	(108,472)	$2.84
Granted	430,950	24.33
Exercised	(381,040)	1.70
Balance as of March 31, 2018	4,057,771	$6.82	7.8	$122,810
Exercisable at December 31, 2017	2,225,970	1.64	7.2	$40,523
Vested at December 31, 2017 and expected to vest	4,116,333	4.41	7.8	$63,577
Exercisable at March 31, 2018	2,055,501	1.77	7.0	$72,528
Vested at March 31, 2018 and expected to vest	4,057,771	6.82	7.8	$122,810

9. Net loss per common share

Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2018 and 2017, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Stock options issued and outstanding	4,242,156	3,726,797
Stock warrants	—	25,444
	4,242,156	3,752,241

Amounts in the table above reflect the common stock equivalents of the noted instruments.

10. Related party transactions

Two co-founders and shareholders of the Company had consulting agreements with the Company relating to their continued development work through June 30, 2017. The Company renewed its consulting agreement with one of these founders through June 30, 2019. Combined consulting fees paid to both founders were approximately $5 thousand and $27 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively.

The Company paid approximately $2 thousand and $6 thousand to the Chairman of the Board of Directors for scientific advisory services outside of his role on the Board of Directors during the three months ended March 31, 2018 and March 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our annual report for the fiscal year ended December 31, 2017, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Product Pipeline

Our product pipeline currently includes three product candidates with the potential to significantly improve the treatment of patients with cancer.  Trilaciclib and G1T38 are based on our core understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of certain human cells.  G1T48 is a potential first-in-class oral selective estrogen receptor degrader, or SERD.  Trilaciclib and G1T38 have the potential to be backbone therapy of multiple combination regimens. G1T48, as a monotherapy or in combination with G1T38, may have the potential to provide a new treatment option for women with ER+ breast cancer.

We own the global rights to all our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting IV CDK4/6 inhibitor Preserves HSPC and immune system function during chemotherapy (myelopreservation)	Phase 2

G1T38	CDK4/6	Oral CDK4/6 inhibitor Stops tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral Selective Estrogen Receptor Degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Open IND

Our CDK4/6 Inhibitor Product Candidates

CDK4 and CDK6, collectively known as CDK4/6, are key cell signaling proteins that regulate cell growth and proliferation.  The CDK4/6 pathway is critical for cell cycle regulation of both healthy normal cells and certain tumor cells, representing a validated and promising class of targets for anti-cancer therapeutics. An example of normal cells whose growth and proliferation are regulated by CDK4/6 are hematopoietic stem and progenitor cells, or HSPCs. HSPCs reside in the bone marrow and are the “reservoir” from which all blood and immune system cells are formed. Additionally, CDK4/6 plays an integral role in the growth and proliferation of certain types of tumors.

We have leveraged our deep knowledge in CDK4/6 biology to discover and develop two highly potent and selective CDK4/6 inhibitors that may have broad applicability across multiple cancer indications.  We believe we are the only company with two distinct clinical-stage CDK4/6 inhibitors, trilaciclib and G1T38, each of which has the potential to be backbone therapy of multiple combination regimens.  Our two CDK4/6 inhibitors were rationally designed to treat distinct patient populations with different combination regimens.

Trilaciclib, a short-acting IV therapy, is in development for use in combination with chemotherapy and chemotherapy / checkpoint inhibitor regimens. G1T38 is an oral therapy in development for use in combination with other targeted therapies in multiple tumor types.

Trilaciclib: our novel approach to preserve HSPCs and immune system function during chemotherapy (myelopreservation)

Trilaciclib is a potential first-in-class, short-acting CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, protect HSPCs from chemotherapy-induced damage, preserve HSPC and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Trilaciclib is currently being evaluated in four randomized trials: two Phase 1b/2a trials (first-line and second- / third-line) in patients with small cell lung cancer, or SCLC, a Phase 2 trial in combination with Tecentriq® (atezolizumab) in first-line SCLC, and a Phase 2 trial in patients with triple-negative breast cancer, or TNBC.

In March 2018, the Company announced positive topline data from the Phase 2a portion of the first-line SCLC trial. Data from this trial demonstrated that trilaciclib reduced clinically relevant consequences of chemotherapy-induced myelosuppression versus placebo. Statistically significant results highlighted the benefit of trilaciclib in several prospectively-defined parameters, including: Grade 4 neutropenia, G-CSF usage, and chemotherapy dose reductions and delays. In addition, clinically meaningful data favored trilaciclib versus placebo, including: febrile neutropenia, Grade 3/4 anemia, and red blood cell transfusions. Trilaciclib was well tolerated, with no Grade 3/4 trilaciclib-related treatment emergent adverse events (TEAEs) reported. In addition to demonstrating myelopreservation benefits across multiple hematopoietic lineages, trilaciclib showed favorable trends versus placebo for duration of response (DOR) and progression free survival (PFS). The survival data are still immature. Based on these data, the Company will be meeting with U.S. and European regulatory authorities this year to discuss the development program for trilaciclib.

Preliminary data from the second- / third-line SCLC and TNBC trials are expected in the fourth quarter of 2018.

As part of our non-exclusive collaboration with Genentech, in 2017 we initiated a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with the checkpoint inhibitor Tecentriq plus carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018, two quarters ahead of our original projections. There are currently approximately 300 trials of which we are aware evaluating checkpoint inhibitors in combination with chemotherapy. We believe that administering trilaciclib with chemotherapy / checkpoint inhibitor combinations may increase efficacy.

G1T38: Our potential best-in-class oral CDK4/6 inhibitor for multiple indications

G1T38 is a potential best-in-class oral CDK4/6 inhibitor, being developed for use in combination with other targeted therapies to treat multiple cancers. We rationally designed G1T38 to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance®, Kisqali® and Verzenio®. We believe that G1T38 has the potential to be the backbone therapy of multiple combination targeted therapy regimens. A Phase 1 trial of G1T38 in 75 healthy volunteers showed a favorable safety profile, and preliminary data from the Phase 1b portion of a combination trial with Faslodex® in ER+, HER2- breast cancer will be presented in June 2018 at the American Society of Clinical Oncology (ASCO) Annual Meeting. In April 2018, the Company announced the initiation of a Phase 1b/2 trial combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® in non-small cell lung cancer, or NSCLC.

G1T48: Our oral SERD

G1T48 is a potential first/best-in-class oral SERD, which we plan to develop as a single agent and in combination with G1T38 for the treatment of ER+ breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen, a validated approach in ER+, HER2- breast cancer. We expect to initiate a Phase 1 clinical trial for G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to initiate a G1T48 / G1T38 combination trial in breast cancer in 2019.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 million of revenue for the three months ended March 31, 2018 and the year ended December 31, 2017.  To date, we have financed our operations primarily through the sale of equity securities.

On March 12, 2018, we closed an underwritten public offering of 3,910,000 shares of common stock at a public offering price of $29.50 per share, including 510,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the offering were $115.3 million and net proceeds were $107.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

As of March 31, 2018, we had an accumulated deficit of $149.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib and G1T38 and planned initiation of clinical trials of product candidate, G1T48;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, we entered into a license agreement with the University of Illinois, or UIC, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by UIC. The rights licensed to us are for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay UIC low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We may also be required to pay UIC milestone payments of up to an aggregate of $2.625 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We are responsible for all future patent prosecution costs.

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

We report research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. We currently have two clinical-stage product candidates, trilaciclib and G1T38 and expect to have our third product candidate in clinical trials in the second quarter of 2018.

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

We also have incurred and expect to continue to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities and other administration and professional services.

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents and the change in fair value of warrant liabilities and other liabilities.

Results of operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

	Three Months Ended March 31,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	17,347	11,084	6,263
General and Administrative	3,378	1,294	2,084
Total Operating Expenses	20,725	12,378	8,347
Loss from Operations	(20,725)	(12,378)	(8,347)
Other Income	315	33	282
Net Loss	$(20,410)	$(12,345)	$(8,065)

Revenue

Revenue was $0 for the three months ended March 31, 2018 and March 31, 2017.

Research and development

Research and development expenses were $17.3 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017. The increase of $6.3 million, or 57% was primarily due to an increase of $3.9 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and start-up costs for our Phase 1b/2 trial of G1T38 in NSCLC initiated in April 2018 and our Phase 1 trial of G1T48 in ER+, HER2- breast cancer expected to begin in the second quarter of 2018, as well as increased headcount related expense to support these trials. The increase in overall research and development expenses was primarily due to an increase in costs for manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, G1T38 and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$7,750	$5,554
Clinical Expenses—G1T38	2,112	928
Clinical Expenses—G1T48	488	—
Chemical Manufacturing and Development	5,368	3,033
Discovery and Pre-Clinical Expenses	1,629	1,569
Total Research and Development Expenses	$17,347	$11,084

General and administrative

General and administrative expenses were $3.4 million for the three months ended March 31, 2018 compared to $1.3 million for the three months ended March 31, 2017. The increase of $2.1 million, or 161% was due to an increase of $0.8 million of professional fees, and an increase of $1.1 million in personnel costs due to increased headcount and non-cash stock option expense charges, and an increase of $0.2 million in facility-related costs.

Total other income, net

Total other income, net was $0.3 million for the three months ended March 31, 2018 as compared to $0 million for the three months ended March 31, 2017. The increase of $0.3 million was due to additional interest income earned on a higher balance of money market funds during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

   Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of March 31, 2018, we had an accumulated deficit of $149.5 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

We have funded our operations through March 31, 2018 primarily through gross proceeds from private placements of our Series A, Series B and Series C convertible preferred stock of $95.8 million, net proceeds from our initial public offering of $107.1 million and net proceeds from our March 2018 public offering of $107.9 million.  As of March 31, 2018, we had cash and cash equivalents of $194.4 million.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2018	2017	$
	(in thousands)
Net cash used in operating activities	$(18,109)	$(9,280)	$(8,829)
Net cash used in investing activities	(71)	(13)	(58)
Net cash provided by financing activities	108,755	(285)	109,040
Net increase in cash and cash equivalents	$90,575	$(9,578)	$100,153

Net cash used in operating activities

During the three months ended March 31, 2018, net cash used in operating activities was $18.1 million which consisted primarily of a net loss of $20.4 million, partially offset by working capital adjustments of $0.7 million and non-cash stock compensation expense of $1.6 million.

During the three months ended March 31, 2017, net cash used in operating activities was $9.3 million, which consisted primarily of a net loss of $12.3 million partially offset by working capital adjustments of $2.5 million and non-cash stock compensation expense of $0.5 million.

The increase in net cash used in operating activities of $8.8 million was primarily due to an increase in research and development activity during the period.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2018 and $0 million for the three months ended March 31, 2017. The increase in cash used was due to increased purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2018, net cash provided by financing activities was $108.8 million, consisting of $108.2 in net proceeds from our public offering, after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, and $0.6 million in proceeds from exercise of stock options.

During the three months ended March 31, 2017, we recorded payment of proposed public offering costs of $0.3 million.

Operating capital requirements and plan of operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for at least the next 12 months. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Contractual obligations, commitments and contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed on February 21, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $194.4 million as of March 31, 2018, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of March 31, 2018.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three months ended March 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results before investing in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of these risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes in the risk factors set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Third Amendment to Office Lease, by and between the Registrant and Raleigh RC Green, LLC as successor in interest to Highwoods Realty Limited Partnership, dated January 31, 2018, filed as Exhibit 10.10.2 to the Registrant’s Registration Statement on Form S-1 filed on March 5, 2018 (File No. 333-223445), and incorporated herein by reference.

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

Company Name

Date: May 3, 2018	By:	/s/ Mark A. Velleca, M.D., Ph.D.
Mark A. Velleca, M.D., Ph.D.
President, Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Chief Financial Officer and Senior Vice President of Corporate Development (Principal Financial Officer)
Date: May 3, 2018	By:	/s/ Jennifer K. Moses
Jennifer K. Moses VP of Finance and Administration