Form 10-Q
period 2018-06-30
G1 Therapeutics, Inc.
filed 2018-08-08
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 33,404,535 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$188,227	$103,812
Prepaid expenses and other current assets	1,662	849
Total current assets	189,889	104,661
Property and equipment, net	711	510
Total assets	$190,600	$105,171
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$3,311	$4,184
Accrued expenses	10,686	7,520
Total current liabilities	13,997	11,704
Other non-current liabilities	79	79
Total liabilities	14,076	11,783
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 33,104,431 and 28,420,511 shares issued as of June 30, 2018 and December 31, 2017, respectively; 33,077,765 and 28,393,845 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	346,926	222,511
Accumulated deficit	(170,397)	(129,118)
Total stockholders’ equity	176,524	93,388
Total liabilities and equity	$190,600	$105,171

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	18,385	13,667	35,732	24,752
General and administrative	3,268	1,712	6,646	3,006
Total operating expenses	21,653	15,379	42,378	27,758
Operating loss	(21,653)	(15,379)	(42,378)	(27,758)
Other income (expense)
Other income	785	185	1,099	260
Change in fair value in warrant liability and other liabilities	—	—	—	(41)
Total other income, net	785	185	1,099	219
Net loss	$(20,868)	$(15,194)	$(41,279)	$(27,539)
Accretion of redeemable convertible preferred stock	—	(289)	—	(4,757)
Net loss attributable to common stockholders	$(20,868)	$(15,483)	$(41,279)	$(32,296)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.09)	$(1.33)	$(4.09)
Weighted average common shares outstanding, basic and diluted	32,781,921	14,208,115	31,080,650	7,887,341

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(41,279)	$(27,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67	32
Stock-based compensation	3,695	1,317
Increase in fair value of warrant activity	—	41
Change in operating assets and liabilities
Prepaid expenses and other assets	(813)	(497)
Accounts payable and accrued expenses	2,054	4,629
Net cash used in operating activities	(36,276)	(22,017)
Cash flows from investing activities
Purchases of property and equipment	(184)	(34)
Gain/loss on disposal of property and equipment	7	—
Net cash used in investing activities	(177)	(34)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	908	13
Proceeds from public offerings, net of underwriting fees and commissions	120,483	108,503
Payment of public offering costs	(523)	(1,095)
Net cash provided by financing activities	120,868	107,421
Net change in cash and cash equivalents	84,415	85,370
Cash and cash equivalents
Beginning of period	103,812	47,305
End of period	$188,227	$132,675
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	—	4,757
Purchases of equipment in accounts payable and accrued expenses	91	20
Conversion of preferred stock and preferred warrants to common stock and common warrants	—	112,337
Deferred offering costs reclassified to additional paid-in capital	—	1,398
Costs for public offering in accounts payable and accrued expenses	148	303

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

The Company’s product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. The Company’s therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications. The Company’s pipeline currently includes three clinical-stage product candidates: trilaciclib, lerociclib (formerly G1T38) and G1T48.

G1 has a deep expertise in cyclin-dependent kinases (CDKs), a family of proteins that plays an important role in the growth and proliferation of all human cells. The Company’s research and development efforts in this area have targeted potent and selective inhibitors of the kinases CDK4 and CDK6, collectively known as CDK4/6, a validated and promising class of targets for anti-cancer therapeutics. G1 is currently advancing two CDK4/6 inhibitor product candidates in clinical development, trilaciclib and lerociclib, each of which has broad therapeutic potential in many forms of cancer and may serve as the backbone of multiple combination regimens. These compounds were discovered and synthesized by G1; the Company has retained global development and commercial rights, and has created extensive patent portfolios, for both.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a potential first-in-class intravenous CDK4/6 inhibitor designed to preserve hematopoietic stem and progenitor cell (HSPC) and immune system function during chemotherapy (myelopreservation). Trilaciclib has demonstrated promising safety and efficacy in preclinical studies and is currently being evaluated in four randomized trials: two Phase 1b/2 trials in patients with small cell lung cancer, or SCLC, a Phase 2 trial in combination with the checkpoint inhibitor Tecentriq® in SCLC, and a Phase 2 trial in patients with triple-negative breast cancer, or TNBC. The Company announced positive myelopreservation results from the first-line SCLC trial in March 2018.

Lerociclib, the Company’s second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, designed to be used in combination with other targeted therapies to treat multiple cancers. Preliminary Phase 1b data from a combination trial with Faslodex® in estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer were presented in June 2018 at the American Society of Clinical Oncology (ASCO) Annual Meeting. These data showed promising safety, tolerability and anti-tumor activity when lerociclib was dosed continuously as a treatment for people with ER+, HER2- breast cancer. In April 2018, the Company announced the initiation of a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor Tagrisso® in non-small cell lung cancer, or NSCLC.

In addition to these CDK 4/6 inhibitors, the Company also has global development and commercialization rights for G1T48, a potential first/best-in-class oral selective estrogen receptor degrader, or SERD, which is targeted for the treatment of ER+ breast cancers. G1 initiated a Phase 1 clinical trial with G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to initiate testing of a G1T48 / lerociclib combination trial in breast cancer in 2019. G1 believes that it is the only emerging biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen.

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

On June 15, 2018, the Company entered into a Sales Agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows G1 to issue and sell up to $125 million in gross proceeds of common stock from time to time through Cowen, acting as its agent.  Between June 18, 2018 and August 2, 2018, the Company sold 752,008 shares of common stock pursuant to this agreement, resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.

As of June 30, 2018, the Company had cash and cash equivalents of $188.2 million. The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for at least 12 months. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s results of operations and financial condition.

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

The information presented in the condensed financial statements and related notes as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited. The results for the three months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018. The December 31, 2017 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

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

Income taxes

The Company did not record a federal or state income tax benefit for the six months ended June 30, 2018 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2018 and December 31, 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2018 and December 31, 2017, the Company had no such accruals.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but not earlier than the adoption of Topic 606, Revenue from Contracts with Customers. The Company is evaluating the effect that this guidance will have on the financial statements and related disclosures.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At June 30, 2018 and December 31, 2017 these financial instruments and respective fair values have been classified as follows (in thousands):

June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Money market funds	$171,894	$—	$—	$171,894
Certificates of Deposit	15,330	—	—	15,330
Total assets at fair value:	$187,224	$—	$—	$187,224

December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2017
Assets
Money market funds	$87,694	$—	$—	$87,694
Certificates of Deposit	15,203	—	—	15,203
Total assets at fair value:	$102,897	$—	$—	$102,897

During the three and six months ended June 30, 2018 and the year ended December 31, 2017, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Computer equipment	$175	$112
Laboratory equipment	363	283
Furniture and fixtures	214	174
Leasehold improvements	170	121
Construction in progress	28	1
Accumulated depreciation	(239)	(181)
Property and equipment, net	$711	$510

Depreciation expense relating to property and equipment was $35 thousand and $67 thousand for the three and six months ended June 30, 2018, respectively and $20 thousand and $32 thousand for the three and six months ended June 30, 2017, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. The University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. The Company is also responsible for all future patent prosecution costs.

The term of the license agreement will continue until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. The University may terminate the agreement in the event (i) the Company fails to pay any amount or make any report when required to be made and fails to cure such failure within thirty (30) days after receipt of notice from the University, (ii) is in breach of any provision of the agreement and fails to remedy such breach within forty-five (45) days after receipt of notice, (iii) makes a report to the University under the agreement that is determined to be materially false, (iv) declares insolvency or bankruptcy or (v) takes an action that causes patent rights or technical information to be subject to lien or encumbrance and fails to remedy any such breach with in forty-five (45) days of receipt of notice from the University. The Company may terminate the agreement at any time on written notice to the University at least ninety (90) days prior to the termination date specified in the notice. Upon expiration or termination of the agreement, all rights revert to the University.

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued external research and professional fees	$1,933	$1,402
Accrued external clinical study costs	7,849	4,788
Accrued compensation expense	899	1,328
Deferred rent, current portion	5	2
Accrued expenses	$10,686	$7,520

7. Common Stock and Preferred Stock

Common Stock

The Company is authorized to issue 120.0 million shares of common stock.  Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

Preferred Stock

 The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of June 30, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2018	December 31, 2017
	(unaudited)
Common stock options outstanding	4,228,503	4,116,333
Options available for grant under Equity Incentive Plans	2,038,296	1,602,687
	6,266,799	5,719,020

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

As of June 30, 2018, there were a total of 2,038,296 shares of common stock available for future issuance under the 2017 Plan.

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

During the three and six months ended June 30, 2018, the Company recorded employee share-based compensation expense of $1.4 million and $2.5 million, respectively.   During the three and six months ended June 30, 2017, the Company recorded employee share-based compensation expense of $0.4 million and $0.7 million, respectively.

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

During the three and six months ended June 30, 2018, the Company recorded non-employee share-based compensation expense of $0.7 million and $1.2 million, respectively. During the three and six months ended June 30, 2017, the Company recorded non-employee share-based compensation expense of $0.4 million and $0.6 million, respectively.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Expected volatility	77.0 - 86.5%	74.2 - 75.1%	74.9 - 86.5%	74.2 - 79.3%
Weighted-average risk free rate	2.8%	1.9 - 2.0%	2.3 - 2.8%	1.9 - 2.1%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.96	6.04	6.02	6.05

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$1,364	$610	$2,427	$1,004
General and administrative	737	159	1,268	313
Total stock-based compensation expense	$2,101	$769	$3,695	$1,317

Stock Option Activity

Stock option activity for the six months ended June 30, 2018 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2017	4,116,333	$4.41	7.8	$63,577
Cancelled	(122,367)	$4.28
Granted	753,450	32.59
Exercised	(518,913)	1.75
Balance as of June 30, 2018	4,228,503	$9.76	7.8	$143,114
Exercisable at December 31, 2017	2,225,970	1.64	7.2	$40,523
Vested at December 31, 2017 and expected to vest	4,116,333	4.41	7.8	$63,577
Exercisable at June 30, 2018	2,126,885	1.96	6.8	$88,259
Vested at June 30, 2018 and expected to vest	4,228,503	9.76	7.8	$143,114

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock options issued and outstanding	4,047,363	3,793,433	4,144,221	3,760,300
Stock warrants	—	20,503	—	22,960
	4,047,363	3,813,936	4,144,221	3,783,260

Amounts in the table above reflect the common stock equivalents of the noted instruments.

10. Related party transactions

The Company renewed its consulting agreement with the Chairman of the Board of Directors for scientific advisory services outside of his role on the Board of Directors through June 30, 2020.

11. Subsequent Events                                                                                                                                                                               From July 1, 2018 through August 2, 2018, the Company utilized a Sales Agreement for “at the market offerings” with Cowen to sell 497,001 shares of common stock. The sales resulted in $24.0 million in net proceeds.

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

Product Pipeline

Our product pipeline currently includes three clinical-stage product candidates with the potential to significantly improve the treatment of patients with cancer.  Trilaciclib and lerociclib are based on our extensive understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of certain human cells.  G1T48 is a potential first-in-class oral selective estrogen receptor degrader, or SERD.  Trilaciclib and lerociclib have the potential to be backbone therapy of multiple combination regimens. G1T48, as a monotherapy or in combination with CDK4/6 inhibitors such as lerociclib, may have the potential to provide a new treatment option for women with ER+ breast cancer.

We own the global rights to all our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Intravenous CDK4/6 inhibitor Preserves HSPC and immune system function during chemotherapy (myelopreservation)	Phase 2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Stops tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1

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

We have leveraged our deep knowledge in CDK4/6 biology to discover and develop two highly potent and selective CDK4/6 inhibitors that may have broad applicability across multiple cancer indications.  We believe we are the only company with two distinct clinical-stage CDK4/6 inhibitors, trilaciclib and lerociclib, each of which has the potential to be backbone therapy of multiple combination regimens.  Our two CDK4/6 inhibitors were rationally designed to treat distinct patient populations with different combination regimens.

Trilaciclib, an IV therapy, is in development for use in combination with chemotherapy and chemotherapy/checkpoint inhibitor regimens. Lerociclib is an oral therapy in development for use in combination with other targeted therapies in multiple tumor types.

Trilaciclib: our novel approach to preserve HSPCs and immune system function during chemotherapy (myelopreservation)

Trilaciclib is a potential first-in-class CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, preserve HSPC and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Trilaciclib is currently being evaluated in four randomized trials: two Phase 1b/2 trials (first-line and second-/third-line) in patients with small cell lung cancer, or SCLC, a Phase 2 trial in combination with Tecentriq® (atezolizumab) in first-line SCLC, and a Phase 2 trial in patients with triple-negative breast cancer, or TNBC.

In March 2018, the Company announced positive topline data from the Phase 2 portion of the first-line SCLC trial. Data from this trial demonstrated that trilaciclib reduced clinically relevant consequences of chemotherapy-induced myelosuppression versus placebo. Statistically significant results highlighted the benefit of trilaciclib in several prospectively-defined parameters, including: Grade 4 neutropenia, G-CSF usage, and chemotherapy dose reductions and delays. In addition, clinically meaningful data favored trilaciclib versus placebo, including: febrile neutropenia, Grade 3/4 anemia, and red blood cell transfusions. Trilaciclib was well tolerated, with no Grade 3/4 trilaciclib-related treatment emergent adverse events (TEAEs) reported. In addition to demonstrating myelopreservation benefits across multiple hematopoietic lineages, trilaciclib showed favorable trends versus placebo for duration of response (DOR) and progression free survival (PFS). The survival data are still immature. Based on these data, the Company has met and will continue to meet with U.S. and European regulatory authorities to discuss the development program for trilaciclib.

Preliminary data from the second-/third-line SCLC and TNBC trials are expected in the fourth quarter of 2018.

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

Lerociclib: Our potential best-in-class oral CDK4/6 inhibitor for multiple indications

Lerociclib is a potential best-in-class oral CDK4/6 inhibitor, being developed for use in combination with other targeted therapies to treat multiple cancers. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance®, Kisqali® and Verzenio®. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile. Preliminary data from the Phase 1b portion of a combination trial with Faslodex® in ER+, HER2- breast cancer were presented in June 2018 at the American Society of Clinical Oncology (ASCO) Annual Meeting. These data showed promising safety, tolerability and efficacy when lerociclib was dosed continuously as a treatment for people with ER+, HER2- breast cancer. In April 2018, the Company announced the initiation of a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso®, in non-small cell lung cancer, or NSCLC.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to develop as a single agent and in combination with lerociclib for the treatment of ER+ breast cancer. We believe we are in a unique position as the only biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen, a validated approach in ER+, HER2- breast cancer. We initiated a Phase 1 clinical trial for G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to initiate a G1T48/lerociclib combination trial in breast cancer in 2019.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three and six months ended June 30, 2018 and the year ended December 31, 2017.  To date, we have financed our operations primarily through the sale of equity securities.

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

On June 15, 2018, the Company entered into a Sales Agreement for “at the market offerings” with Cowen, which allows G1 to issue and sell up to $125 million in gross proceeds of common stock from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, the Company sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.

As of June 30, 2018, we had an accumulated deficit of $170.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib and lerociclib and planned initiation of clinical trials of product candidate, G1T48;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, we entered into a license agreement with the University of Illinois, or UIC, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by UIC. The rights licensed to us are for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay UIC low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We may also be required to pay UIC milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We are responsible for all future patent prosecution costs.

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

We report research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. We currently have three clinical-stage product candidates, trilaciclib, lerociclib and G1T48.

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

Results of operations

Comparison of the three months ended June 30, 2018 and June 30, 2017

	Three Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	18,385	13,667	4,718
General and Administrative	3,268	1,712	1,556
Total Operating Expenses	21,653	15,379	6,274
Loss from Operations	(21,653)	(15,379)	(6,274)
Other Income	785	185	600
Net Loss	$(20,868)	$(15,194)	$(5,674)

Revenue

Revenue was $0 for the three months ended June 30, 2018 and June 30, 2017.

Research and development

Research and development expenses were $18.4 million for the three months ended June 30, 2018 compared to $13.7 million for the three months ended June 30, 2017. The increase of $4.7 million, or 35% was primarily due to an increase of $4.0 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials, our Phase 1b/2 trial of lerociclib in NSCLC initiated in April 2018 and our Phase 1 trial of G1T48 in ER+, HER2- breast cancer initiated in the second quarter of 2018, as well as increased headcount related expense to support these trials. The additional increase in overall research and development expenses was primarily due to an increase in costs for manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$9,619	$7,497
Clinical Expenses—lerociclib	2,005	796
Clinical Expenses—G1T48	703	—
Chemical Manufacturing and Development	4,091	2,943
Discovery and Pre-Clinical Expenses	1,967	2,431
Total Research and Development Expenses	$18,385	$13,667

General and administrative

General and administrative expenses were $3.3 million for the three months ended June 30, 2018 compared to $1.7 million for the three months ended June 30, 2017. The increase of $1.6 million, or 91% was due to an increase of $1.2 million in personnel costs due to increased headcount and non-cash stock option expense charges, an increase of $0.3 million in other expenses including facility-related costs and an increase of $0.1 million of professional fees.

Total other income, net

Total other income, net was $0.8 million for the three months ended June 30, 2018 as compared to $0.2 million for the three months ended June 30, 2017. The increase of $0.6 million was due to additional interest income earned on a higher balance of money market funds during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Results of operations

Comparison of the six months ended June 30, 2018 and 2017

Revenue

Revenue was $0 for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	35,732	24,752	10,980
General and Administrative	6,646	3,006	3,640
Total Operating Expenses	42,378	27,758	14,620
Loss from Operations	(42,378)	(27,758)	(14,620)
Other Income	1,099	219	880
Net Loss	$(41,279)	$(27,539)	$(13,740)

Research and development

Research and development expenses were $35.7 million for the six months ended June 30, 2018 compared to $24.8 million for the six months ended June 30, 2017. The increase of $11.0 million, or 44% was primarily due to an increase of $7.9 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials, start-up costs for our Phase 1b/2 trial of lerociclib in NSCLC initiated in April 2018 and our Phase 1 trial of G1T48 in ER+, HER2- breast cancer initiated in the second quarter of 2018, as well as increased headcount related expense to support these trials. The additional increase in overall research and development expenses was primarily due to an increase in costs for manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$17,371	$13,056
Clinical Expenses—lerociclib	4,115	1,720
Clinical Expenses—G1T48	1,191	-
Chemical Manufacturing and Development	9,459	5,976
Discovery and Pre-clinical Expenses	3,596	4,000
Total Research and Development Expenses	$35,732	$24,752

General and administrative

General and administrative expenses were $6.6 million for the six months ended June 30, 2018 compared to $3.0 million for the six months ended June 30, 2017. The increase of $3.6 million, or 121% was due to an increase of $2.3 million in personnel costs due to increased headcount and non-cash stock option expense charges, an increase of $0.8 million of professional fees and an increase of $0.5 million in other expenses including facility-related costs.

Total other income, net

Total other income, net was $1.1 million for the six months ended June 30, 2018  as compared to $0.2 million for the six months ended June 30, 2017.  The increase of $0.9 million was primarily due to additional interest income earned on a higher balance of money market funds during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of June 30, 2018, we had an accumulated deficit of $170.4 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

We have funded our operations through June 30, 2018 primarily through gross proceeds from private placements of our convertible preferred stock of $95.8 million and $227.1 million in net proceeds from our public offerings of our common stock. As of June 30, 2018, we had cash and cash equivalents of $188.2 million.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2018	2017	$
	(in thousands)
Net cash used in operating activities	$(36,276)	$(22,017)	$(14,259)
Net cash used in investing activities	(177)	(34)	(143)
Net cash provided by financing activities	120,868	107,421	13,447
Net increase in cash and cash equivalents	$84,415	$85,370	$(955)

Net cash used in operating activities

During the six months ended June 30, 2018, net cash used in operating activities was $36.3 million which consisted primarily of a net loss of $41.3 million, partially offset by non-cash stock compensation expense of $3.7 million, working capital adjustments of $1.2 million and $0.1 million of depreciation expense.

During the six months ended June 30, 2017, net cash used in operating activities was $22.0 million, which consisted primarily of a net loss of $27.5 million and $0.5 million increase in prepaid expenses, partially offset by an increase in accounts payable and accrued expenses of $4.6 million, non-cash stock compensation expense of $1.3 million and $0.1 million of other working capital adjustments.

The increase in net cash used in operating activities of $14.3 million was primarily due to an increase in research and development activity during the period.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2018 and $0 million for the six months ended June 30, 2017. The increase in cash used was due to increased purchases of property and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2018, net cash provided by financing activities was $120.9 million, consisting of $120.0 million in net proceeds from our public offerings, after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses and $0.9 million in proceeds from exercise of stock options.

During the six months ended June 30, 2017, net cash provided by financing activities was $107.4 million, consisting primarily of $107.1 million in net proceeds from our initial public offering after deducting underwriting discounts and commissions and other expenses payable by us. $0.3 million of the offering expenses were not settled until the third quarter.

Shelf registration statement

As of June 15, 2018, we had an effective shelf registration statement on file with the Securities and Exchange Commission.  Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The registration statement does not limit the amount of securities that may be issued thereunder.  Our ability to issue securities is subject to market conditions and other factors.

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for “at the market offerings” with Cowen, under which we are able to issue and sell shares of our common stock pursuant to a shelf registration statement for total gross sales proceeds of $125 million.  Through August 2, 2018, we sold 752,008 shares of our common stock for net proceeds of $36.1 million.

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

Contractual obligations, commitments and contingencies

In January 2018, we signed an amendment to lease additional office space in the same building as our existing office space. Payments on the additional space begin in July 2018 and continue until the lease expires on December 31, 2022.

Off-Balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

JOBS Act: emerging growth company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. Based on our public float as of June 30, 2018, we currently expect that we will become a large accelerated filer, and cease to be an emerging growth company, as of December 31, 2018. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $188.2 million as of June 30, 2018, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of June 30, 2018.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three or six months ended June 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1

Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of June 15, 2018, filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on June 15, 2018 (File No. 333-225678), and incorporated herein by reference.

10.2*†	Employment Agreement by and between the Registrant and James S Hanson, dated as of June 25, 2018.
10.3*† 10.4*† 10.5*†

Employment Agreement by and between the Registrant and John Demaree, dated as of July 3, 2018.

Amended and Restated 2017 Employee, Director and Consultant Equity Plan.

Advisory Board Members Agreement, by and between the Registrant and Seth A. Rudnick, M.D., dated July 27, 2018.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 Therapeutics, Inc.
(Registrant)

Date: August 8, 2018	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Chief Financial Officer and Senior Vice President of Corporate Development (Principal Financial Officer)