Form 10-Q
period 2018-09-30
G1 Therapeutics, Inc.
filed 2018-11-07
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (919) 213-9835

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 37,185,032 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$390,524	$103,812
Prepaid expenses and other current assets	1,489	849
Total current assets	392,013	104,661
Property and equipment, net	1,006	510
Total assets	$393,019	$105,171
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,752	$4,184
Accrued expenses	10,922	7,520
Total current liabilities	13,674	11,704
Other non-current liabilities	90	79
Total liabilities	13,764	11,783
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 37,165,969 and 28,420,511 shares issued as of September 30, 2018 and December 31, 2017, respectively; 37,139,303 and 28,393,845 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	4	3
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	569,574	222,511
Accumulated deficit	(190,315)	(129,118)
Total stockholders’ equity	379,255	93,388
Total liabilities and equity	$393,019	$105,171

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	15,873	14,054	51,605	38,806
General and administrative	4,949	1,875	11,595	4,881
Total operating expenses	20,822	15,929	63,200	43,687
Operating loss	(20,822)	(15,929)	(63,200)	(43,687)
Other income (expense)
Other income	904	328	2,003	588
Change in fair value in warrant liability and other liabilities	—	—	—	(41)
Total other income, net	904	328	2,003	547
Net loss	$(19,918)	$(15,601)	$(61,197)	$(43,140)
Accretion of redeemable convertible preferred stock	—	—	—	(4,757)
Net loss attributable to common stockholders	$(19,918)	$(15,601)	$(61,197)	$(47,897)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.55)	$(1.91)	$(3.24)
Weighted average common shares outstanding, basic and diluted	33,829,437	28,318,656	32,006,978	14,772,621

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(61,197)	$(43,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	115	59
Stock-based compensation	6,971	2,357
Gain/loss on disposal of property and equipment	7	6
Increase in fair value of warrant activity	—	41
Change in operating assets and liabilities
Prepaid expenses and other assets	(510)	(59)
Accounts payable	(1,648)	1,629
Accrued expenses	3,167	3,297
Deferred rent	16	37
Net cash used in operating activities	(53,079)	(35,773)
Cash flows from investing activities
Purchases of property and equipment	(598)	(270)
Net cash used in investing activities	(598)	(270)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	1,414	13
Proceeds from public offerings, net of underwriting fees and commissions	339,589	108,503
Payment of public offering costs	(614)	(1,398)
Net cash provided by financing activities	340,389	107,118
Net change in cash and cash equivalents	286,712	71,075
Cash and cash equivalents
Beginning of period	103,812	47,305
End of period	$390,524	$118,380
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	—	4,757
Purchases of equipment in accounts payable and accrued expenses	19	—
Conversion of preferred stock and preferred warrants to common stock and common warrants	—	112,337
Prepaid project costs in accounts payable	130	—
Deferred offering costs reclassified to additional paid-in capital	—	1,398
Costs for public offering in accounts payable and accrued expenses	297	—

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Notes to financial statements

(unaudited)

1. Business Description

G1 Therapeutics, Inc. (“G1” or the “Company”) is a clinical-stage biopharmaceutical company based in Research Triangle Park, North Carolina dedicated to the discovery, development and delivery of novel small molecule therapeutics that improve the lives of those affected by cancer. The Company was incorporated on May 19, 2008 in the state of Delaware.

The Company’s product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. The Company’s therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications. The Company’s pipeline currently includes three clinical-stage product candidates: trilaciclib, lerociclib and G1T48.

G1 has a deep expertise in cyclin-dependent kinases (CDKs), a family of proteins that plays an important role in the growth and proliferation of all human cells. The Company is developing potent and selective inhibitors of the kinases CDK4 and CDK6, collectively known as CDK4/6, which are a validated and promising class of targets for anti-cancer therapeutics. G1 is currently advancing two CDK4/6 inhibitor product candidates in clinical development, trilaciclib and lerociclib, each of which has broad therapeutic potential in many forms of cancer and may serve as the backbone of multiple combination regimens. These compounds were discovered and synthesized by G1; the Company has retained global development and commercial rights, and has created extensive patent portfolios, for both candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a potential first-in-class myelopreservation therapy designed to preserve hematopoietic stem and progenitor cell (HSPC) and immune system function during chemotherapy. Trilaciclib is a short-acting intravenous CDK4/6 inhibitor administered prior to chemotherapy. In March 2018, the Company announced positive trilaciclib myelopreservation results from a Phase 2 trial in first-line small cell lung cancer (SCLC) patients. Additional positive clinical data from that trial were presented at the European Society of Medical Oncology (ESMO) Congress in October 2018. Trilaciclib is currently being evaluated in three additional randomized trials: a Phase 2 trial in first line SCLC in combination with chemotherapy and the checkpoint inhibitor Tecentriq®, a Phase 2 trial in second/third line SCLC in combination with chemotherapy, and a Phase 2 trial in patients with metastatic triple-negative breast cancer (TNBC) in combination with chemotherapy.

Lerociclib is a potential best-in-class oral CDK4/6 inhibitor, designed to be used in combination with other targeted therapies to treat multiple cancers. Preliminary Phase 1b data from a combination trial with Faslodex® in estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer were presented in June 2018 at the American Society of Clinical Oncology (ASCO) Annual Meeting. These data showed promising safety, tolerability and anti-tumor activity when lerociclib was dosed continuously as a treatment for people with ER+, HER2- breast cancer. In April 2018, the Company announced the initiation of a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor Tagrisso® in non-small cell lung cancer, or NSCLC.

In addition to these CDK 4/6 inhibitors, the Company also has global development and commercialization rights for G1T48, a potential best-in-class oral selective estrogen receptor degrader, or SERD, which is targeted for the treatment of ER+ breast cancers. G1 initiated a Phase 1 clinical trial with G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to continue exploring G1T48 as monotherapy and initiate testing of a G1T48/lerociclib combination in breast cancer in 2019. G1 believes that it is the only emerging biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen.

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

The information presented in the condensed financial statements and related notes as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited. The results for the three months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018. The December 31, 2017 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Reclassifications

The Company has reclassified certain prior period amounts in its condensed statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting accounts payable, accrued expenses, and deferred rent, which were previously included in the change in the accounts payable and accrued expenses caption. For the nine months ended September 30, 2017, the Company reclassified $1.6 million into changes in accounts payable caption, $3.3 million into changes in the accrued expenses caption, and $37 thousand into the changes in deferred rent caption.

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

Costs for preclinical studies and clinical trial activities are recognized based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time

Income taxes

The Company did not record a federal or state income tax benefit for the nine months ended September 30, 2018 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2018 and December 31, 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2018 and December 31, 2017, the Company had no such accruals.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The future impact of ASU 2014-09 will be dependent on the nature of the Company’s future revenue contracts and arrangements, if any.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) which amended certain aspects of ASU 2016-02. ASU 2018-10 amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. ASU 2018-11 provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but not earlier than the adoption of Topic 606, Revenue from Contracts with Customers. The Company is evaluating the effect that this guidance will have on the financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The

FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, and early adoption is permitted. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is evaluating the impact of ASU 2018-15 on its financial statements and disclosures.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At September 30, 2018 and December 31, 2017 these financial instruments and respective fair values have been classified as follows (in thousands):

September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets
Money market funds	$374,531	$—	$—	$374,531
Certificates of Deposit	15,413	—	—	15,413
Total assets at fair value:	$389,944	$—	$—	$389,944

December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2017
Assets
Money market funds	$87,694	$—	$—	$87,694
Certificates of Deposit	15,203	—	—	15,203
Total assets at fair value:	$102,897	$—	$—	$102,897

During the three and nine months ended September 30, 2018 and the year ended December 31, 2017, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Computer equipment	$223	$112
Laboratory equipment	553	283
Furniture and fixtures	293	174
Leasehold improvements	190	121
Construction in progress	12	1
Accumulated depreciation	(265)	(181)
Property and equipment, net	$1,006	$510

Depreciation expense relating to property and equipment was $48 thousand and $115 thousand for the three and nine months ended September 30, 2018, respectively and $27 thousand and $59 thousand for the three and nine months ended September 30, 2017, respectively.

5. Patent license agreement

On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (“the University”), which was amended on March 24, 2017.  Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights of sublicense, to make, have made, use, import, sell and offer for sale products covered by certain patent rights owned by the University. The rights licensed to the Company are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement the Company paid a one-time only, non-refundable license issue fee in the amount of $0.5 million which was charged to research and development expense in the fourth quarter of 2016.

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials, with payments made for the initial dosing for each phase of the clinical trials, as well as the first commercial sale of a product and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.1 million, of which $75 thousand was incurred and accrued for during the current period with the enrollment and dosing of the first patient in the Phase 1 trial for G1T48. The Company will be responsible for any future patent prosecution costs that may arise.

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

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued external research and professional fees	$2,629	$1,402
Accrued external clinical study costs	6,788	4,788
Accrued compensation expense	1,498	1,328
Deferred rent, current portion	7	2
Accrued expenses	$10,922	$7,520

7. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock.  Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

On March 12, 2018, the Company closed an underwritten public offering of 3,910,000 shares of common stock at a public offering price of $29.50 per share, including 510,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares. The gross proceeds from the offering were $115.3 million and net proceeds were $107.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

On June 15, 2018, the Company entered into a Sales Agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows G1 to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, the Company sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.

On September 21, 2018, the Company closed on an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $60.00 per share, including 450,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares, pursuant to a shelf registration statement. The gross proceeds from the offering were $207.0 million and net proceeds were $194.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of September 30, 2018, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2018	December 31, 2017
	(unaudited)
Common stock options outstanding	4,470,966	4,116,333
Options available for grant under Equity Incentive Plans	1,681,296	1,602,687
	6,152,262	5,719,020

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

As of September 30, 2018, there were a total of 1,681,296 shares of common stock available for future issuance under the 2017 Plan.

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

During the three and nine months ended September 30, 2018, the Company recorded employee share-based compensation expense of $2.7 million and $5.2 million, respectively.   During the three and nine months ended September 30, 2017, the Company recorded employee share-based compensation expense of $0.5 million and $1.2 million, respectively.

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

During the three and nine months ended September 30, 2018, the Company recorded non-employee share-based compensation expense of $0.5 million and $1.8 million, respectively. During the three and nine months ended September 30, 2017, the Company recorded non-employee share-based compensation expense of $0.5 million and $1.2 million, respectively.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Expected volatility	77.3 - 86.4%	74.6 - 75.1%	74.9 - 86.5%	74.2 - 79.3%
Weighted-average risk free rate	2.7 - 2.9%	1.9 - 2.0%	2.3 - 2.9%	1.9 - 2.1%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.06	5.94	6.03	5.98

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$1,473	$792	$3,900	$1,796
General and administrative	1,803	248	3,071	561
Total stock-based compensation expense	$3,276	$1,040	$6,971	$2,357

Stock Option Activity

Stock option activity for the nine months ended September 30, 2018 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2017	4,116,333	$4.41	7.8	$63,577
Cancelled	(123,867)	$4.89
Granted	1,111,950	37.68
Exercised	(633,450)	2.23
Balance as of September 30, 2018	4,470,966	$12.98	7.7	$176,206
Exercisable at December 31, 2017	2,225,970	1.64	7.2	$40,523
Vested at December 31, 2017 and expected to vest	4,116,333	4.41	7.8	$63,577
Exercisable at September 30, 2018	2,213,100	2.24	6.6	$110,770
Vested at September 30, 2018 and expected to vest	4,470,966	12.98	7.7	$176,206

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock options issued and outstanding	4,482,649	3,894,192	4,258,269	3,805,419
Stock warrants	—	—	—	15,223
	4,482,649	3,894,192	4,258,269	3,820,642

Amounts in the table above reflect the common stock equivalents of the noted instruments.

10. Related party transactions

The Company maintains a consulting agreement with the Chairman of the Board of Directors for scientific advisory services outside of his role on the Board of Directors that expires on June 30, 2020.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and delivery of novel small molecule therapeutics that improve the lives of those affected by cancer. Our product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. Our therapies are designed to enable more effective combination treatment strategies and improve outcomes for patients across multiple oncology indications.

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

We own the global rights to all our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Intravenous CDK4/6 inhibitor Myelopreservation - preserves HSPC and immune system function during chemotherapy	Phase 2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Stops tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1

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

Trilaciclib: our novel approach to preserve HSPCs and immune system function during chemotherapy (myelopreservation)

Trilaciclib is a potential first-in-class myelopreservation therapy designed to preserve HSPC and immune system function during chemotherapy.  It is a short-acting intravenous CDK4/6 inhibitor administered prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, preserve HSPC and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Trilaciclib is currently being evaluated in four randomized Phase 2 trials, all of which have completed enrollment.  Three of these trials are in patients with SCLC: a trial in combination with carboplatin/etoposide in first-line; a trial in combination with carboplatin/etoposide/Tecentriq® in first-line, and a trial in combination with topotecan in second/third-line: the fourth Phase 2 trial is in combination with gemcitabine/carboplatin in patients with metastatic triple-negative breast cancer, or TNBC.

The Company announced positive topline Phase 2 data from the first-line carboplatin/etoposide SCLC trial in March 2018 and presented additional clinical findings at ESMO in October 2018. Data from this trial demonstrated that trilaciclib reduced clinically meaningful consequences of chemotherapy-induced myelosuppression versus placebo. Statistically significant results highlighted the benefit of trilaciclib in several prospectively-defined parameters, including: fewer patient with Grade 4 neutropenia, shorter duration of Grade 4 neutropenia, less G-CSF usage, and fewer chemotherapy dose reductions and delays. Additional clinically meaningful data favored trilaciclib versus placebo, including: less febrile neutropenia, less Grade 3/4 anemia, and fewer red blood cell transfusions. Trilaciclib was well tolerated, with no Grade 3/4 trilaciclib-related treatment emergent adverse events (TEAEs) reported. In this trial, measures of anti-tumor efficacy trended in favor of trilaciclib without reaching statistical significance. Based on these data, the Company has met with U.S. and European regulatory authorities to review the data and discuss the development program for trilaciclib.

Based on preclinical studies, we believe that administering trilaciclib with chemotherapy/checkpoint inhibitor combinations may increase anti-tumor efficacy. Moreover, in our Phase 2 clinical trial with carboplatin/etoposide in first-line SCLC, trilaciclib preserved or improved B cell and T cell subset counts, including activated CD8+ cells, and increased CD8+/regulatory T cell and activated CD8+/regulatory T cell ratios in peripheral blood compared to placebo. As part of our non-exclusive collaboration with Genentech, in 2017 we initiated a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with the checkpoint inhibitor Tecentriq® plus carboplatin/etoposide as first-line treatment for patient with SCLC. We completed enrollment in February 2018, two quarters ahead of our original projections.

Preliminary data from this trial, as well as from our Phase 2 trials in second-/third-line SCLC and metastatic TNBC, are expected in the fourth quarter of 2018. We expect to schedule meetings with U.S. and European regulatory authorities to review the totality of the data from all trilaciclib trials and discuss the next steps in the development of the product candidate in 2019.

Lerociclib: Our potential best-in-class oral CDK4/6 inhibitor for multiple indications

Lerociclib is a potential best-in-class oral CDK4/6 inhibitor, being developed for use in combination with other targeted therapies to treat multiple cancers. We rationally designed lerociclib to improve upon and address the liabilities of the approved CDK4/6 inhibitors Ibrance®, Kisqali® and Verzenio®. We believe that lerociclib has the potential to be backbone therapy of multiple combination targeted therapy regimens. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile. Preliminary data from the Phase 1b portion of a combination trial with Faslodex® in ER+, HER2- breast cancer were presented in June 2018 at the ASCO Annual Meeting. These data showed promising safety, tolerability and efficacy when lerociclib was dosed continuously as a treatment for people with ER+, HER2- breast cancer. In April 2018, the Company announced the initiation of a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso®, in non-small cell lung cancer, or NSCLC.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to develop as a single agent and in combination with lerociclib for the treatment of ER+ breast cancer. We believe we are in a unique position as the only biopharmaceutical company with a wholly owned, proprietary all-oral SERD and CDK4/6 inhibitor combination regimen, a validated approach in ER+, HER2- breast cancer. We initiated a Phase 1 clinical trial of G1T48 monotherapy for the treatment of ER+, HER2- breast cancer in the second quarter of 2018. Contingent on the findings of this trial, the Company plans to continue exploring G1T48 as monotherapy and initiate testing a G1T48/lerociclib combination in breast cancer in 2019.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three and nine months ended September 30, 2018 and the year ended December 31, 2017.  To date, we have financed our operations primarily through the sale of equity securities.

As of September 30, 2018, we had an accumulated deficit of $190.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

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

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, the Company may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials, with payments made for the initial dosing for each phase of the clinical trials, as well as the first commercial sale of a product and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.1 million, of which $75 thousand was incurred during the current period with the initial dosing of the first patient in the Phase 1 trial for G1T48. We will also be responsible for any future patent prosecution costs that may arise.

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

General and administrative expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, expenses associated with obtaining and maintaining patents, pre-commercialization activities, and costs of our information systems. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.

We will also continue to incur additional expenses to operate as a public company, including but not limited to, compliance with the rules and regulations of the SEC and Nasdaq, insurance expenses, investor relations, and other administrative and professional service costs.

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents and the change in fair value of warrant liabilities and other liabilities.

Results of operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	15,873	14,054	1,819
General and Administrative	4,949	1,875	3,074
Total Operating Expenses	20,822	15,929	4,893
Loss from Operations	(20,822)	(15,929)	(4,893)
Other Income	904	328	576
Net Loss	$(19,918)	$(15,601)	$(4,317)

Revenue

Revenue was $0 for the three months ended September 30, 2018 and September 30, 2017.

Research and development

Research and development expenses were $15.9 million for the three months ended September 30, 2018 compared to $14.1 million for the three months ended September 30, 2017. The increase of $1.8 million, or 13%, was primarily due to an increase of $3.6 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials, our Phase 1b/2 trial of lerociclib in NSCLC initiated in April 2018 and our Phase 1 trial of G1T48 in ER+, HER2- breast cancer initiated in the second quarter of 2018, as well as increased headcount related expense to support these trials. This increase is partially offset by a decrease of $1.0 million in costs for manufacturing of pharmaceutical active ingredients and drug products and a decrease of $0.8 million in preclinical costs. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$8,619	$6,428
Clinical Expenses—lerociclib	1,898	918
Clinical Expenses—G1T48	464	25
Chemical Manufacturing and Development	3,070	4,050
Discovery and Pre-Clinical Expenses	1,822	2,633
Total Research and Development Expenses	$15,873	$14,054

General and administrative

General and administrative expenses were $4.9 million for the three months ended September 30, 2018 compared to $1.9 million for the three months ended September 30, 2017. The increase of $3.1 million, or 164%, was due to an increase of $2.3 million in personnel costs due to increased headcount and non-cash stock option expense charges, an increase of $0.5 million of professional fees, and an increase of $0.3 million in expenses related to pre-commercialization activities.

Total other income, net

Total other income, net was $0.9 million for the three months ended September 30, 2018 as compared to $0.3 million for the three months ended September 30, 2017. The increase of $0.6 million was due to additional interest income earned on a higher balance of money market funds during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Results of operations

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	51,605	38,806	12,799
General and Administrative	11,595	4,881	6,714
Total Operating Expenses	63,200	43,687	19,513
Loss from Operations	(63,200)	(43,687)	(19,513)
Other Income	2,003	547	1,456
Net Loss	$(61,197)	$(43,140)	$(18,057)

Revenue

Revenue was $0 for the nine months ended September 30, 2018 and 2017.

Research and development

Research and development expenses were $51.6 million for the nine months ended September 30, 2018 compared to $38.8 million for the nine months ended September 30, 2017. The increase of $12.8 million, or 33%, was primarily due to an increase of $11.5 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials, start-up costs for our Phase 1b/2 trial of lerociclib in NSCLC initiated in April 2018 and our Phase 1 trial of G1T48 in ER+, HER2- breast cancer initiated in the second quarter of 2018, as well as increased headcount related expense to support these trials. An additional increase of $2.5 million was due to an increase in costs for manufacturing of pharmaceutical active ingredients and drug products to support our clinical trials. This increase is partially offset by a decrease of $1.2 million in preclinical costs as product candidates moved from preclinical to clinical stage of development in 2018. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$25,990	$19,484
Clinical Expenses—lerociclib	6,013	2,638
Clinical Expenses—G1T48	1,655	25
Chemical Manufacturing and Development	12,529	10,026
Discovery and Pre-clinical Expenses	5,418	6,633
Total Research and Development Expenses	$51,605	$38,806

General and administrative

General and administrative expenses were $11.6 million for the nine months ended September 30, 2018 compared to $4.9 million for the nine months ended September 30, 2017. The increase of $6.7 million, or 138%, was due to an increase of $4.5 million in personnel costs due to increased headcount and non-cash stock option expense charges, and an increase of $2.2 million in additional professional fees, facility-related charges, and other additional costs associated with operating as a public entity.

Total other income, net

Total other income, net was $2.0 million for the nine months ended September 30, 2018 as compared to $0.5 million for the nine months ended September 30, 2017.  The increase of $1.5 million was primarily due to additional interest income earned on a higher balance of money market funds during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of September 30, 2018, we had an accumulated deficit of $190.3 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

We have funded our operations through September 30, 2018 primarily through gross proceeds from private placements of our convertible preferred stock of $95.8 million and $446.0 million in net proceeds from our public offerings of our common stock. As of September 30, 2018, we had cash and cash equivalents of $390.5 million.

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

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows G1 to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.

Follow-on offering

On September 21, 2018, we closed on an underwritten public offering of 3,450,000 shares of its common stock at a public offering price of $60.00 per share, including 450,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares, pursuant to a shelf registration statement. The gross proceeds from the offering were $207.0 million and net proceeds were $194.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by G1.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2018	2017	$
	(in thousands)
Net cash used in operating activities	$(53,079)	$(35,773)	$(17,306)
Net cash used in investing activities	(598)	(270)	(328)
Net cash provided by financing activities	340,389	107,118	233,271
Net increase in cash and cash equivalents	$286,712	$71,075	$215,637

Net cash used in operating activities

During the nine months ended September 30, 2018, net cash used in operating activities was $53.1 million which consisted primarily of a net loss of $61.2 million, partially offset by non-cash stock compensation expense of $7.0 million, working capital adjustments of $1.0 million and $0.1 million of depreciation expense.

During the nine months ended September 30, 2017, net cash used in operating activities was $35.8 million, which consisted primarily of a net loss of $43.1 million, partially offset by working capital adjustments of $4.9 million and non-stock compensation expense of $2.4 million.

Net cash used in operating activities increased by $17.3 million as compared to the nine months ended September 30, 2017 due to an increase in research and development activity during the period and increased administrative costs associated with operating as a public entity.

Net cash used in investing activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2018 and $0.3 million for the nine months ended September 30, 2017. The increase in cash used was due to increased purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $340.4 million, consisting of $339.0 million in net proceeds from our public offerings, after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, and $1.4 million in proceeds from exercise of stock options.

During the nine months ended September 30, 2017, net cash provided by financing activities was $107.1 million, consisting primarily of $107.1 million in net proceeds from our initial public offering after deducting underwriting discounts and commissions and other expenses payable by us.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for at least the next 12 months. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require additional funding.

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

•	our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we enter;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies, such as G1T48, and the terms of such in-licenses;
•	the costs of future commercialization activities for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual obligations, commitments and contingencies

In January 2018, we signed an amendment to lease additional office space in the same building as our existing office space. Payments on the additional space began in July 2018 and continue until the lease expires on December 31, 2022. There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the balance sheet, and the reported amount of expenses incurred during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 21, 2018. There have been no material changes during the three months ended September 30, 2018 to our critical accounting policies, significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which is affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $390.5 million as of September 30, 2018, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of September 30, 2018.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and nine months ended September 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
10.1†

Employment Agreement by and between the Registrant and John Demaree, dated as of July 3, 2018, filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed on August 8, 2018 and incorporated by reference.

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

G1 THERAPEUTICS, INC.

Date: November 7, 2018	By:	/s/ Barclay A. Phillips
Barclay A. Phillips
Chief Financial Officer and Senior Vice President of Corporate Development (Principal Financial Officer)