Form 10-K
period 2018-12-31
G1 Therapeutics, Inc.
filed 2019-02-28
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2018, was $997,145,067.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2019 was 37,408,234.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 12, 2019, are incorporated by reference into Part III of this report.

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

Product Pipeline

Our product pipeline includes three clinical candidates with the potential to significantly improve the treatment of patients with cancer.  Two of our three clinical candidates, trilaciclib and lerociclib, are based on our core understanding of cyclin-dependent kinases 4 and 6, collectively referred to as CDK4/6, a pair of proteins that play an important role in the growth and proliferation of all human cells.  G1T48, our third product candidate, is the first candidate to advance into clinical trials from our oral selective estrogen receptor degrader (SERD) program. G1T48 is a potential first-in-class oral SERD which we plan to develop as a monotherapy and in combination with other agents, including lerociclib, for the treatment of estrogen receptor-positive (ER+), human epidermal factor receptor 2-negative (HER2-) breast cancer.  We own the global rights to all three of our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	Method Of Action (MOA)	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	Phase 2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1

Our CDK4/6 Inhibitor Product Candidates

CDK4/6 are key cell signaling proteins that regulate cell growth and proliferation.  The CDK4/6 pathway regulates proliferation and growth of both healthy normal cells and certain tumor cells, representing a validated and promising class of targets for anti-cancer therapeutics. An example of normal cells whose growth and proliferation are regulated by CDK4/6, are hematopoietic stem and progenitor cells, or HSPCs. HSPCs reside in the bone marrow and are the “reservoir” from which all blood and immune system cells are formed. Additionally, CDK4/6 plays an integral role in the growth and proliferation of certain types of tumors.

We have leveraged our deep knowledge of CDK4/6 biology to discover and develop two highly potent and selective CDK4/6 inhibitors that may have broad applicability across multiple cancer indications.  We believe we are the only company with two distinct clinical-stage CDK4/6 inhibitors, trilaciclib and lerociclib, each of which has the potential to be the backbone therapy in multiple combination regimens.  Our two CDK4/6 inhibitors were rationally designed to treat distinct patient populations with different combination regimens.

Trilaciclib, a short-acting intravenous (IV) therapy, is in development for combinations with chemotherapy and chemotherapy/checkpoint inhibitor regimens. Lerociclib, an oral therapy, is in development for combinations with other targeted therapies.

Trilaciclib: our novel approach to preserve HSPCs from damage by chemotherapy

Trilaciclib is a first-in-class, short-acting CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, protect HSPCs from chemotherapy-induced damage, preserve bone marrow and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Following evaluation of trilaciclib in a Phase 1 trial in healthy volunteers, we initiated two Phase 1b/2 trials in patients with extensive-stage small cell lung cancer (SCLC); one in a first-line setting (in combination with carboplatin/etoposide) and the other in a second-/third-line setting (in combination with topotecan). Enrollment in both trials has been completed and preliminary data from the open label Phase 1b segment were reported in 2016 and 2017. In the Phase 1b segments of these two trials, we treated 51 patients with over 250 cycles of trilaciclib and chemotherapy, without a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. Further, there were no drug-related serious adverse events reported during the Phase 1b segments of these two trials. There were some adverse events reported involving fatigue and cytopenias, but those adverse events were less severe and less frequent than those generally reported in trials involving the use of chemotherapy alone.

Based on these encouraging preliminary data, we advanced both of these SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multi-lineage myelopreservation results were reported in March 2018, with additional data reported at the European Society of Medical Oncology 2018 Congress in October. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multi-lineage myelopreservation data reported in the fourth quarter of 2018.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018 with anti-tumor efficacy data expected to be reported in the second-half of 2019.

All three trials reported that trilaciclib, when added to the standard of care, mitigates clinically significant chemotherapy-induced myelosuppression in patients with SCLC.

Trilaciclib is also being tested outside of SCLC. In 2017 we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS).

Market opportunities for trilaciclib

Cancer is the second leading cause of death in the United States with approximately 1.7 million new cases and 609,000 deaths in 2018, according to the American Cancer Society. Chemotherapy is the standard of care treatment for multiple cancers. We estimate that more than one million patients in the United States receive chemotherapy annually.

Chemotherapy has significant clinical utility and continues to be the most effective treatment for many cancers. However, it also damages HSPCs (myelosuppression) and the immune system (immunosuppression), leading to severe adverse effects and limiting anti-tumor activity.  Chemotherapy-induced myelosuppression causes abnormally low numbers of red blood cells, or anemia, abnormally low numbers of neutrophils, or neutropenia, and/or abnormally low numbers of platelets, or thrombocytopenia. The treatment of myelosuppressive side effects of chemotherapy is a large market opportunity. The only current treatment for chemotherapy-induced myelosuppression are rescue interventions like growth factors and/or transfusions. Two main types of commercially available growth factors are: granulocyte-colony stimulating factor, or GCSF, and erythropoiesis stimulating agents, or ESAs. GCSF increases production of neutrophils in patients to reduce the incidence of infection after chemotherapy. GCSF does not preserve the function of the bone marrow and immune system from chemotherapy damage. ESAs increase production of red blood cells in patients. Accordingly, ESAs also do not preserve the function of the bone marrow and immune system from chemotherapy. ESA use in oncology has diminished recently due to a “black box” warning related to death and serious cardiovascular events. Despite these limitations, we estimate that annual worldwide sales of growth factor support therapy in oncology exceeds $7 billion.

Our first trial for trilaciclib is in first-line treatment of extensive-stage SCLC. According to the American Cancer Society, SCLC accounts for approximately 14% of all lung cancers. Approximately 32,000 people are diagnosed annually with SCLC in the United States and approximately 70%, or 22,000, of those have extensive-stage disease. First-line treatment for extensive-stage SCLC in the

United States is typically a chemotherapy regimen of carboplatin and etoposide, each of which has significant myelosuppressive side effects. Going forward, immunotherapy is likely to be added to chemotherapy as part of the standard of care. While these patients often respond to chemotherapy, approximately 90% progress within one year and die within two years. Five-year survival rates are less than 5% for patients with extensive-stage SCLC. Topotecan, approved for SCLC in 2007, is a standard treatment used in the second/third line setting and is highly myelosuppressive.

We completed preliminary global market research in the fourth quarter of 2018.  Many physicians see proactive myelopreservation as a better approach for patients and would incorporate trilaciclib into their SCLC treatment regimen.  This market research suggested $500 million to $1 billion peak worldwide net sales potential for trilaciclib in SCLC based on achieving a chemo agnostic, myelopreservation indication.

We are also exploring the use of trilaciclib in metastatic triple negative breast cancer, or mTNBC. According to the World Health Organization, an estimated 2.1 million cases of breast cancer are diagnosed annually worldwide. TNBC makes up approximately 15-20% of such diagnosed breast cancers. Because mTNBC cells lack key growth-signaling receptors, patients do not respond well to medications that block estrogen, progesterone, or HER2 receptors. Instead, treating mTNBC typically involves chemotherapy, radiation, and surgery. In general, survival rates tend to be lower with mTNBC compared to other forms of breast cancer, and mTNBC is also more likely than some other types of breast cancer to return after it has been treated, especially in the first few years after treatment.

There have been a number of positive registrational studies and approvals evaluating checkpoint inhibitors in combination with chemotherapy and currently there are approximately 300 trials of which we are aware evaluating checkpoint inhibitors in combination with chemotherapy. We believe that administering trilaciclib with chemotherapy/checkpoint inhibitor combinations may increase efficacy. We are collaborating non-exclusively with Genentech to explore the utility in SCLC of trilaciclib and their checkpoint inhibitor Tecentriq combined with chemotherapy.

Advantages of trilaciclib

We believe that treating patients with trilaciclib prior to the administration of chemotherapy may have the following benefits and advantages:

•

Potential to minimize chemotherapy-induced myelotoxicity and immunosuppression. Trilaciclib has been rationally designed and optimized to preserve HSPCs from damage by chemotherapy, thereby minimizing cytopenias across all four blood lineages: red cells, platelets, neutrophils and lymphocytes.  Trilaciclib has the potential to decrease the clinically relevant consequences of these cytopenias and improve patient outcomes.

•

Potential to reduce chemotherapy dose-delays and dose reductions. Chemotherapy-induced myelosuppression is the major dose limiting toxicity of chemotherapy and can lead to dose reductions and schedule delays that can limit therapeutic benefit. Trilaciclib has been designed specifically to minimize myelosuppression and has the potential to enable maintenance of the indicated and planned chemotherapeutic dose and schedule.

•

Potential for combination with immune checkpoint inhibitors. We are collaborating non-exclusively with Genentech to explore the utility of trilaciclib and their checkpoint inhibitor Tecentriq combined with chemotherapy in SCLC. We initiated a Phase 2 trial in combination with Tecentriq in the second quarter of 2017, and reported positive multi-lineage myelopreservation data in November 2018.

•	Potential broad applicability. We believe trilaciclib has the potential to benefit patients treated with multiple myelosuppressive chemotherapeutic regimens across a wide range of tumor types.
•

Convenience of administration. Trilaciclib is designed to be administered via an IV infusion prior to chemotherapy treatment. This dosing regimen fits with standard clinical practice for chemotherapy administration with or without checkpoint inhibitors.

•

Potential to reduce the cost of rescue interventions. Chemotherapy-induced myelosuppression leads to severe adverse side effects, such as fatigue due to anemia, infections due to neutropenia, and bleeding due to thrombocytopenia. These adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Because trilaciclib has been designed specifically to minimize myelosuppression, we believe that it has the potential to reduce these costs. The reported positive multi-lineage myelopreservation data in 2018 and our market research with payers supports this value proposition of trilaciclib.

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

Ongoing clinical trials

Trilaciclib (IV CDK4/6 inhibitor):

Initial indications	Regimen	Phase	Status and expected milestones
1st -line Small Cell Lung Cancer	+ etoposide/carboplatin	1b/2	Phase 2 enrollment completed in second-quarter 2017 Reported positive Phase 2 myelopreservation data in first-quarter 2018 with additional data presented at ESMO 2018 Congress
2nd /3rd –line Small Cell Lung Cancer	+ topotecan	1b/2	Phase 2 enrollment completed in second-quarter 2018 Reported positive myelopreservation data in fourth-quarter 2018
1st-line Small Cell Lung Cancer	+Tecentriq/carboplatin/ etoposide	2

Enrollment completed in first-quarter 2018 (two quarters ahead of schedule); reported positive myelopreservation data in fourth-quarter 2018 and anticipate additional anti-tumor efficacy data in second half of 2019

metastatic Triple Negative Breast Cancer	+gemcitabine/carboplatin	2	Enrollment completed in second-quarter 2018 Reported preliminary anti-tumor efficacy data at San Antonio Breast Cancer Symposium in fourth-quarter 2018

Ongoing Phase 1b/2 clinical trial in first-line treatment of SCLC

In 2015, we initiated a Phase 1b/2 clinical trial in first-line extensive-stage SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment. The goals of the trial are to evaluate the safety, myelopreservation, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meetings in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2 segment of the trial in fourth-quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017.  We reported positive multi-lineage myelopreservation data from the Phase 2 segment of the trial in March 2018, with additional data from the trial presented at the 2018 European Society of Medical Oncology (ESMO) Congress.

Ongoing Phase 1b/2 clinical trial in second/third-line treatment of SCLC

In 2015, we initiated a Phase 1b/2 clinical trial in second/third-line SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment of the trial. The goals of the trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing second/third-line chemotherapy standard of care regimen of topotecan and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus topotecan until the progression of disease. Trilaciclib was administered as an IV infusion prior to every dose of topotecan. Trilaciclib doses of 200 to 280 mg/m2 and topotecan doses of 0.75 to 1.5 mg/m2 were tested across 7 cohorts in the completed Phase 1b open-label segment of the trial. The doses chosen for the randomized, placebo-controlled Phase 2 segment of this trial were trilaciclib 240 mg/m2 + topotecan 0.75 mg/m2 and trilaciclib 240 mg/m2 + topotecan 1.5 mg/m2.

In the Phase 1b segment we treated 32 patients with trilaciclib and topotecan without any episodes of febrile neutropenia or treatment related SAEs. Preliminary results from Phase 1b were reported at the IASCLC World Conference on Lung Cancer in December 2016. Based on these results, the Phase 2 segment was initiated in the first quarter of 2017 and consists of a double blind-design with 91 patients randomized on a 2:1 basis to receive trilaciclib plus topotecan, or placebo plus topotecan. We completed enrollment in this trial in the second quarter of 2018 and reported multi-lineage myelopreservation data in the fourth quarter of 2018. We expect to report additional anti-tumor efficacy data in 2019.

Ongoing Phase 2 clinical trial in first-line treatment of SCLC with a checkpoint inhibitor

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with extensive stage SCLC receiving carboplatin and etoposide.  We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017. The goals of the clinical trial are to evaluate the safety, overall survival, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with Tecentriq and chemotherapy.  We completed enrollment in the first quarter of 2018. We reported positive multi-lineage myelopreservation data and preliminary progression free survival (PFS) in November 2018. We expect to report additional anti-tumor efficacy data in in the second-half of 2019.

Ongoing Phase 2 clinical trial in metastatic Triple Negative Breast Cancer (mTNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that enrolled 102 patients with first, second or third-line mTNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin. We completed enrollment in the second-quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary data demonstrating improvement in progression-free survival (PFS). We expect to report additional anti-tumor efficacy data in the second-half of 2019.

Lerociclib: Our potential best-in-class CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib, our second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib). Our preclinical data and early human clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer in January 2017. Our plans for lerociclib include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso® (osimertinib). We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

Market opportunity for lerociclib

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

Advantages of lerociclib

We believe that lerociclib has the potential to be a best-in-class CDK4/6 inhibitor. There are currently three other CDK4/6 inhibitors approved to treat ER+, HER2- breast cancer - Ibrance, Kisqali, and Verzenio. Ibrance and Kisqali have long half-lives that can lead to drug accumulation and neutropenia, requiring a dosing regimen of 21 days on drug and a treatment holiday of at least seven days off drug. Kisqali has also exhibited cardiovascular and liver side effects.  Verzenio has demonstrated significant gastrointestinal issues, which can require administration of antidiarrheal therapies.  Verzenio has also exhibited liver and blood clotting side effects. We rationally designed lerociclib to improve upon the clinical profiles of currently marketed CDK 4/6 inhibitors.

We believe that lerociclib has the potential to be best-in-class because of the following advantages:

•

Less myelotoxicity. In preclinical studies, lerociclib has demonstrated less myelotoxicity than Ibrance, but equivalent anti-tumor efficacy. We believe this is due to the inherently different PK properties of lerociclib.

•

Potential for continuous daily dosing. Patients on Ibrance and Kisqali can only be given the drug on a 21 days-on, followed by 7 days-off, schedule. Even with this dosing holiday, dose-delays and dose reductions due to persistent neutropenia are common. Our preclinical data and clinical data to date with lerociclib support the potential for continuous daily dosing with less dose-limiting neutropenia.

•	Improved cardiovascular and liver safety. Lerociclib has not shown any of the QT prolongation issues (seen with Kisqali) and liver injury (seen with Kisqali and Verzenio).
•	Improved tolerability profile. We have designed lerociclib to be selective for CDK4/6, which we believe will have an improved tolerability profile
•

Greater potential for combination therapies. We believe that lerociclib’s safety profile may enable it to be combined more easily with other therapies. Lerociclib, to our knowledge, is the only selective CDK4/6 inhibitor in development that is not currently owned by a large pharmaceutical company. We believe that other pharmaceutical and biotech companies with targeted therapies may want to test a combination of their therapies with lerociclib. Accordingly, we believe we are in a strong position to explore collaborative arrangements with these companies.

Lerociclib: preclinical and clinical development

Preclinical development

We have published extensive biochemical, cellular and in vivo data on lerociclib demonstrating: high potency and selectivity for CDK4/6; equivalent anti-tumor activity to Ibrance when dosed orally once daily for 28-days in a mouse model of ER+, HER2- breast cancer; less myelotoxicity than Ibrance in dog models, suggesting the potential for continuous daily dosing without the need for a treatment holiday; and anti-tumor efficacy in models of certain CDK4/6-dependent tumor types, such as NSCLC and castrate resistant prostate cancer, or CRPC.

Completed Phase 1 clinical trial

In the fourth quarter of 2016, we completed a Phase 1 clinical trial of lerociclib in 75 healthy volunteers in the Netherlands. This was a single ascending dose, placebo-controlled trial testing doses of 3 to 600 mg. In addition, lerociclib was dosed at 200 and 300 mg twice a day, 300 mg with and without food, and 300 mg as an oral solution. The goals of the clinical trial were to obtain PK and safety data to inform appropriate starting dose(s) for studies in patients. There were no DLTs, SAEs, or grade 3/4 AEs reported in this study.

Ongoing clinical trials

Lerociclib (oral CDK4/6 inhibitor):

Initial indications	Regimen	Phase	Status and expected milestones
ER+, HER2- Breast Cancer	+Faslodex®	1b/2a	Phase 1b enrollment completed fourth-quarter 2018; reported positive preliminary Phase 1b data in second-quarter 2018 Phase 2a segment ongoing
EGFR mutant Non-small Cell Lung Cancer	+ Tagrisso	1b/2	Initiated Phase 1b in first-quarter 2018; preliminary Phase 1b data expected in second-half 2019

Ongoing Phase 1b/2a clinical trial in ER+, HER2- breast cancer

In January 2017, we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer patients in combination with Faslodex (fulvestrant), an FDA-approved SERD. The Phase 1b segment of the trial to enrolled 46 patients in Europe. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of lerociclib in combination with Faslodex and to determine the dose to be used in future trials. The Phase 1b segment of the trial is open-label and consists of two arms, with lerociclib dosed continuously without a holiday, either once a day or twice a day in combination with Faslodex. The Phase 2a segment of the trial is currently ongoing. All patients in the trial are being administered lerociclib orally continuously without a treatment holiday and intramuscular, or IM, Faslodex per the label.

We reported positive preliminary safety and efficacy Phase 1b data at the 2018 American Society of Clinical Oncology (ASCO) annual meeting. Lerociclib has a shorter half-life and larger volume of distribution than Ibrance and Kisqali and is not expected to show drug accumulation. All of the enrolled patients had a decline in neutrophil counts, which was expected due to a mechanism-based decrease in neutrophil production caused by lerociclib, which also occurs with other CDK4/6 inhibitors such as Ibrance and Kisqali. No cardiovascular or liver side effects have been reported so far and there have been no lerociclib-related SAEs. The incidence of gastrointestinal AEs reported so far are similar to Ibrance and Kisqali and less than Verzenio. These early clinical data indicate the potential for continuous daily dosing of lerociclib incombination with Faslodex without a dose-holiday, and the potential for improved tolerability compared to other marketed CDK4/6 inhibitors.

Ongoing Phase 1b/2 clinical trial in Non-Small Cell Lung Cancer (NSCLC) in combination with Tagrisso

In the first quarter of 2018, we initiated a Phase 1b/2 clinical trial in EGFR-mutant NSCLC patients in combination with Tagrisso, and FDA-approved epidermal growth factor receptor tyrosine kinase inhibitor. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of lerociclib in combination with Tagrisso and to determine the dose to be used in future trials.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with lerociclib for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned, proprietary combination of an oral SERD and an oral CDK4/6 inhibitor, a validated regimen in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2017. We initiated a clinical trial in 2018 and expect to report preliminary Phase 1 data in the second-half of 2019.

Market opportunity for G1T48

Breast cancer accounts for 30% of all female cancers in the United States. The major cause of death from breast cancer is metastases, and approximately 30% of early-stage patients develop metastatic disease. Approximately 65% of breast cancers are ER+ and depend on estrogen signaling for growth and survival of the malignant cells. Patients with ER+ breast cancers are typically treated with endocrine therapies such as aromatase inhibitors, or AIs, selective estrogen receptor modulators, or SERMs, and SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER’s ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present in breast cancer cells. For this reason, although AIs and SERMs are effective treatments for some breast cancers, many patients acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. In contrast, SERDs are a class of endocrine therapies that directly induce ER degradation. Therefore, it is believed that SERDs have the potential to treat ER+ tumors without allowing ligand-independent resistance to develop, and to act on AI- and SERM-resistant ER-positive tumors.

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
•

Wholly owned proprietary combination regimen. To our knowledge, we are the only emerging biopharmaceutical company with both an oral SERD (G1T48) and an oral CDK4/6 inhibitor (lerociclib). We believe that being in the unique position of having this wholly owned proprietary combination of a validated regimen for the treatment of ER+, HER2- breast cancer provides us a strategic and competitive advantage.

G1T48: Preclinical and clinical development

We have presented extensive biochemical, cellular and in vivo data on G1T48 demonstrating that it: has drug-like properties, is highly potent, is active on ER mutant receptors, is highly selective, leads to complete ER degradation, demonstrated a favorable safety profile, and has oral efficacy.

We initiated a Phase 1/2a clinical trial in 2018 with the goal of evaluating the safety, tolerability, and PK of the drug in breast cancer patients and expect to report preliminary Phase 1 data in the second-half of 2019.

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

•

Develop lerociclib as a best-in-class treatment across multiple cancer indications. We believe that lerociclib has the potential for less dose-limiting neutropenia than Ibrance and Kisqali and an improved safety/tolerability profile versus Kisqali and Verzenio. We plan to develop lerociclib across multiple cancer indications, either alone or with one or more strategic collaborators.

•

Develop G1T48 as a monotherapy and in combination with lerociclib. The use of a selective CDK4/6 inhibitor in combination with a SERD has been validated by the FDA approval and commercial success of Ibrance. With an oral SERD (G1T48) and an oral CDK4/6 inhibitor (lerociclib), we believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned proprietary combination for this validated anti-cancer regimen.

•

Pursue global development of combination therapies. We believe our expertise in CDK4/6 biology puts us in an advantageous position to develop proprietary best-in-combination or first-in-combination therapies with the potential for improved efficacy and safety. We are developing lerociclib to be used in combination with other targeted therapies such as SERDs. The approval of Ibrance has created significant interest in the use of selective CDK4/6 inhibitors in combination with other targeted therapies for the treatment of cancer. Ibrance, Kisqali and the other selective CDK4/6 inhibitor in clinical development are owned by large pharmaceutical companies. As a result, we believe that we are in a strong position to explore collaborative arrangements with other pharmaceutical and biotechnology companies that are interested in combining their targeted therapies with lerociclib.

Commercialization

We plan to globally commercialize our product candidates through the establishment of collaboration agreements with global and/or regional pharmaceutical companies to leverage our and their development and commercialization infrastructures and capabilities, enabling us to cost-effectively maximize the global commercial opportunities of our product candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, formulations, and drug products for trilaciclib, lerociclib and G1T48 for our preclinical studies and clinical trials from multiple third-party manufacturers. We obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Redundant suppliers are in place for some of our APIs and drug products.  As development proceeds for our product candidates, we will evaluate qualifying additional redundant manufacturers for API and drug product.

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

If trilaciclib is approved, it will be the first approved therapy designed and optimized to preserve HSPCs and immune system function from damage by chemotherapy. We believe administering trilaciclib with the current standard of care may minimize chemotherapy-induced myelosuppression, including the following adverse side effects: fatigue due to anemia; infections due to neutropenia; and bleeding due to thrombocytopenia. Currently, these adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Trilaciclib may reduce the need to administer the existing rescue growth factor support treatments, including Neulasta® (pegfigrastim), Neupogen® (filgrastim), Procrit® (epoeitin alpha), and Aranesp® (darbepoetin alfa) as well as biosimilars of these products when available. In addition, trilaciclib may compete with multiple approved drugs or drugs that may be approved in the future for indications for which we develop trilaciclib.

If lerociclib is approved, it will compete with Pfizer’s approved CDK4/6 inhibitor Ibrance; Novartis’s approved CDK4/6 inhibitor Kisqali; and Eli Lilly’s approved CDK4/6 inhibitor Verzenio.

Lerociclib may compete with multiple approved drugs or drugs that may be approved in the future for indications for which we develop lerociclib.

If G1T48 is approved, it will compete with AstraZeneca’s approved IM SERD, Faslodex. G1T48 would also compete with other oral SERDs in development including: RAD1901, being developed by Radius Health; GDC-9545, being developed by Genentech; AZD9833, being developed by AstraZeneca; SAR439859, being developed by Sanofi; LSZ102, being developed by Novartis; and D-0502, being developed by InventisBio. G1T48 may compete with multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T48.

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

We are the sole owner or exclusive licensee of all of our patents and currently filed patent applications that cover our product candidates. Our intellectual property strategy is focused on patenting our CDK4/6 inhibitors, their uses, and methods of manufacturing as well as our licensed-in applications directed to selective estrogen receptor degraders and their uses, manufacture, and combination with our CDK 4/6 inhibitors. We have obtained fourteen composition-of-matter patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover our product candidates trilaciclib and lerociclib, and we continue to seek composition-of-matter patents on additional CDK4/6 inhibitors both in the United States and throughout the world. In addition, we have obtained five patents in the United States on methods of treatment using a number of our CDK4/6 inhibitors, including claims that cover methods of using our product candidates trilaciclib and lerociclib. We continue to seek additional patents for our key CDK4/6 inhibitors and their uses in key therapeutic areas. We have also obtained a composition-of-matter patent in the United States on SERD compounds that we have exclusively in-licensed from the University of Illinois Chicago. We also seek patent protection on methods of treatment that incorporate our CDK4/6 inhibitors in combination with other therapeutic agents to treat specific clinical indications and targeted patient populations. Furthermore, we seek, where appropriate, patent protection on processes of making certain CDK4/6 inhibitors, and intermediates used in the processes.

We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We plan to file additional patent applications based on our intellectual property strategies where appropriate, including where we seek to adapt to competition or to improve business opportunities. Further, we plan to file patent applications, as we consider appropriate under the circumstances, to protect new technologies that we develop. Our patent filing strategy typically includes seeking patent protection in the United States, the European Union and in additional countries where we believe such protection is likely to be useful, including one or more of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Macau, Russia, Singapore, and South Korea.

Our owned and in-licensed patent estate as of December 31, 2018, on a worldwide basis, includes over 160 granted or pending patent applications spread over more than 25 patent families with 20 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. However, the term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the USPTO (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current issued patents covering the composition of matter for our present clinical candidates trilaciclib and lerociclib will expire in 2031, exclusive of any patent term extension. Our current issued patents covering methods of use of trilaciclib and lerociclib will expire in 2034, exclusive of any patent term extension. Our in-licensed patent covering the composition of matter of our clinical candidate G1T48 will expire in 2036, exclusive of any patent term extension. Our pending applications on additional methods of use of trilaciclib and lerociclib, should they issue, will expire on dates ranging from 2034 to 2039. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates.

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

Trilaciclib and lerociclib patent coverage

We own three issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; and 9,957,276) and two allowed U.S. application covering the trilaciclib compositions-of-matter and its pharmaceutical composition. We also own four issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; U.S. 9,481,691; and 9,957,276) and one allowed U.S. application covering the lerociclib composition-of-matter and pharmaceutical composition. We own corresponding issued patents covering trilaciclib and lerociclib and their pharmaceutical compositions in Europe, Canada, Japan, Mexico, China, Macau, Australia, Russia, Korea, and Singapore, pending applications in Brazil, India, and Israel, and an allowed application in Hong Kong. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

In addition, we own two issued U.S. Patents (U.S. 9,487,530 and U.S. 10,085,992) covering the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for CDK4/6 replication independent cancer. This patent family covers, for example, SCLC treatment protocols involving chemotherapeutic agents carboplatin, etoposide, and/or topotecan along with trilaciclib for protection of healthy replicating cells like hematopoietic stem and progenitor cells. The patent filing also covers chemoprotection of healthy replicating cells with trilaciclib during the treatment of CDK4/6 independent cancer including triple negative breast cancer. Patents from this family have issued in China, Hong Kong, Macau, and Japan, and been allowed in Europe. A patent application from this family is pending in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We have filed an international application under the Patent Cooperation Treaty that covers the administration of trilaciclib in combination with a PD-L1 inhibitor such as Tecentriq. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family that is directed to the use of lerociclib to treat RB-positive tumors. The family includes two issued U.S. Patents (U.S. 9,527,857 and U.S. 10,076,523) and one pending US patent application. The ‘857 patent covers the use of lerociclib, to treat RB-positive breast cancer, colon cancer, ovarian cancer, NSCL cancer, prostate cancer, and glioblastoma, and the ‘523 patent covers the use of lerociclib to treat Rb-positive breast cancer continuously for 28 days or more. Patents in this family have also issued in China, Hong Kong, Macau, and Japan, and a patent application is pending in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of lerociclib as an anti-neoplastic agent against a T or B cell cancer. This patent filing is pending in the United States, Europe, Canada, and China, has issued in Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We have filed a patent application that covers the administration of lerociclib in combination with an EGFR inhibitor, for example osimertinib, for the treatment of EGFR-mutant cancers, most notably NSCLC. The expected year of expiration for this patent, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of lerociclib in combination with a Bruton’s tyrosine kinase inhibitor or other selected active agents to treat RB-positive tumors. The family includes a U.S. patent application and a European patent application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

G1T48 Patent Coverage

We have exclusively licensed from University of Illinois, or the University, two patent families that cover G1T48 and related compounds and their pharmaceutical compositions and use as selective estrogen receptor down-regulators. Selected applications from these families are pending in ARIPO, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, United States, and South Africa. A U.S. Patent (U.S. 10,119,810) has issued from this family. The expected year of expiration for these patent families, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law. Under the Exclusive License Agreement with the University, we have the right to prosecute the licensed applications, subject to review by the University.

We co-own, along with the University, one international patent application directed to the combination of G1T48 and related compounds with lerociclib and related compounds for the treatment of estrogen-modulated disorders such as RB-positive breast cancer. We have exclusively licensed the University’s rights in this co-owned application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

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

Exclusive license for G1T48

In November 2016, we entered into a license agreement with the University of Illinois, the University pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale of certain SERDs, including G1T48, covered by patent rights owned by the University. The rights licensed to us are for all fields of use. The November 2016 license agreement was amended in March 2017.

Under the terms of the agreement we paid a one-time only, non-refundable upfront fee of $500,000, and we are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We may also be required to pay the University milestone payments of up to an aggregate of $2.625 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We will also be responsible for any future patent prosecution costs that may arise.

The term of the license agreement will continue on a country-by-country basis until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. The University may terminate the agreement in the event (i) we fail to pay any amount or make any report when required to be made and fail to cure such failure within 30 days after receipt of notice, (ii) we are in breach of any provision of the agreement and fail to remedy such breach within 45 days after receipt of notice, (iii) we make a report to the University under the agreement that is determined to be materially false, (iv) we declare insolvency or bankruptcy or (v) we take any action that causes patent rights or technical information to be subject to any lien or encumbrance and fail to remedy within 45 days of receipt of notice. We may terminate the agreement at any time upon at least 90 days’ written notice. Upon expiration or termination of the agreement, all rights revert to the University.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap, and in some cases, such as areas of high unmet medical need, approvals may be achieved without completing all phases. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In some cases, the FDA may require two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the clinical trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and confirmation of the result in a second clinical trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently over $2 million for an NDA with clinical information, and the manufacturer and/or sponsor under an approved NDA is also subject to annual product and establishment user fees, currently approximately $100,000 per product and over $500,000 per establishment. These fees are typically increased annually.

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

The Hatch-Waxman Act

Orange book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent that has claims that cover the applicant’s product or method of therapeutic use. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. The ANDA request to market a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert or a different formulation, are associated with a three-year period of exclusivity during which the FDA cannot approval an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if an ANDA is filed based on a new indication or a new formulation. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

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

Pediatric information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-

upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may grant full or partial waivers, or deferrals, for submission of data.

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

Expedited review and approval

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy designation which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-NDA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker clinical trial.

Another expedited program is that for Breakthrough Therapy Designation, which is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end-of-Phase 2 meeting. The FDA will respond to a Breakthrough Therapy designation request within sixty days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all fast track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase 1 and commitment from the FDA involving senior managers.

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

To obtain a marketing license for a new drug, or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

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

Brexit

Unless otherwise agreed with the other member states of the European Union, the United Kingdom will leave the European Union in March 2019, or Brexit. As the regulatory framework for pharmaceutical products in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. At this time it is unclear whether Brexit will have a material regulatory impact with respect to product candidates and products in the United Kingdom.

Other Countries

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

Employees

As of December 31, 2018, we had 84 full-time employees, including 63 in research and development and 21 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov.

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

We have incurred significant operating losses since our inception. We incurred net losses of $85.3 million for the year ended December 31, 2018, $60.1 million for the year ended December 31, 2017, and $30.3 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $214.4 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib, lerociclib and G1T48;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	achieve milestones requiring payment under our in-licensing programs;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials of trilaciclib and lerociclib. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

The development of pharmaceutical drugs is a capital-intensive venture. We expect our expenses to increase along with our ongoing activities, particularly as we conduct larger-scale clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical programs, development efforts or any future commercialization efforts.

As of December 31, 2018, we had $369.3 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations for greater than 12 months from the date of filing this Annual Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

We are currently evaluating trilaciclib in four clinical trials: two Phase 1b/2 trials in patients with small cell lung cancer, or SCLC, an additional Phase 2 trial in combination with Tecentriq in SCLC and a Phase 2 trial in patients with metastatic triple-negative breast cancer, or mTNBC. While trilaciclib has shown compelling multi-lineage myelopreservation benefits and favorable tolerability in these trials, we may not see such favorable data in future clinical trials involving trilaciclib. Similarly, favorable results obtained from the early-stage trial of lerociclib may not be replicated in the ongoing Phase 1/2 trial in ER+, HER2- breast cancer and Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso for non-small cell lung cancer, or in any future clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Preliminary and interim anti-tumor efficacy data from our clinical studies may change as more patient data become available.

Preliminary or interim anti-tumor efficacy data from our clinical studies are not necessarily predictive of final results. Preliminary and interim anti-tumor efficacy data are subject to the risk that one or more of the clinical outcomes may materially change, as more patient data become available and we issue our final clinical study report. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

We are very early in our development efforts. If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources identifying and developing our CDK4/6 inhibitor product candidates, trilaciclib and lerociclib, and our oral SERD product candidate, G1T48. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our product candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales.

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

Trilaciclib is a short-acting intravenous CDK4/6 inhibitor. The use of a CDK4/6 inhibitor to reduce chemotherapy-induced myelosuppression is a novel approach and we believe that we are the only company currently developing a CDK4/6 inhibitor for this patient population. The scientific evidence to support the feasibility of developing this product candidate is both preliminary and limited. Even though trilaciclib has demonstrated positive results in preclinical studies and early-stage clinical trials, we may not succeed in demonstrating safety and efficacy of trilaciclib in larger-scale clinical trials.

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

The facilities used to manufacture our product candidates (drug substance and drug product) must be approved by the FDA (and other similar regulatory agencies outside the U.S. depending on where marketing authorizations are filed) before marketing authorizations are approved. Often, but not always, these inspections are triggered by marketing authorization submissions. We are completely dependent on our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA or others, we will not be able to use the products produced at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds that these facilities do not comply with cGMP, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Further, our failure, or the failure of our third party manufacturers, to comply with these or other applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacements.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide API and drug products ideally prior to submission of an NDA to the FDA and/or an MAA to the EMA. Establishing additional or replacement suppliers for APIs and drug products for our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified, or we may have to perform comparative studies comparing the drug product from a new manufacturer to the product used in any completed clinical trials. All of this may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of APIs and drug product for our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such APIs and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If trilaciclib is approved, it would compete with (a) existing growth factor support treatments, and (b)  multiple approved drugs or drugs that may be approved in the future for indications for which we may develop trilaciclib. If lerociclib is approved, it would compete with (a) Pfizer’s approved CDK4/6 inhibitor, Ibrance, (b) Novartis’s approved CDK4/6 inhibitor, Kisqali, (c) Eli Lilly’s approved CDK4/6 inhibitor, Verzenio, (d) if approved, other non-selective CDK4/6 inhibitor product candidates in clinical development, including product candidates being developed by FLX Bio and OncoMed Pharmaceuticals, and (e) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop lerociclib. If G1T48 is approved, it would compete with (a) the approved intramuscular SERD, Faslodex, being marketed by AstraZeneca, (b) if approved, other oral SERDs in development by Radius Health, Genentech, AstraZeneca and Novartis; and (c) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop G1T48.

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

We have limited infrastructure for the sale, marketing or distribution of drugs. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The Leahy-Smith Act created for the first time new procedures to challenge issued patents in the United States, including post-grant review and inter partes review proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These administrative adversarial actions at the U.S. PTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, use a lower burden of proof than used by U.S. federal courts. The U.S. PTO issued a Final Rule on November 11, 2018, announcing that it will now use the same claim construction currently used in the U.S. federal courts to interpret patent claims , which is the plain and ordinary meaning of words used. If any of our patents are challenged by a third party in such a U.S. patent office proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us. Further, even if a U.S. federal court or PTAB rules that a patent owned by us is valid and enforceable, if the other venue takes a contrary position, the patent is considered invalid and not enforceable. Therefore, a party seeking to invalidate a patent owned by us in the United States has the procedural advantage of two alternative venues.

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

Because our CDK 4/6 inhibitor candidates are small molecules, after commercialization they will be subject in the United States to the patent litigation process of the Hatch Waxman Act, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch Waxman Act, we will have the opportunity to list all of our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book. A generic company can submit an ANDA to the FDA four years after our drug approval because our drug products candidates, trilaciclib and lerociclib, would be deemed new chemical entities. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable, or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book listed patents based on arguments from the generic company that either our patent is invalid, unenforceable or not infringed. Under the Hatch Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until the earlier of seven-and-a-half years from our drug approval or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, or timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary market, which can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, it may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

Our exclusive license with the University of Illinois, or the University, for technology relating to G1T48 imposes various development, commercialization, royalty payment, diligence and other obligations on us. Specifically, we are required to:

•	pay the University a minimum annual fee and potential milestone payments;
•	pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues;
•	use commercially reasonable efforts to bring products to market;
•	provide financial reports to the University;
•	file, prosecute, defend and maintain patent rights; and
•	indemnify the University against certain claims and maintain insurance coverage.

If we breach any of these obligations, the University may have the right to terminate the license, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology, including G1T48, or in a competitor’s gaining access to the licensed technology.

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

We are an early-stage clinical development company, and, as of December 31, 2018, had only 84 employees, which includes six executive officers. We are highly dependent on the research and development, clinical and business development expertise of Mark A. Velleca, M.D., Ph.D., our President and Chief Executive Officer, Rajesh Malik, M.D., our Chief Medical Officer and Senior Vice President, R&D, Barclay Phillips, our Chief Financial Officer and Senior Vice President, Corporate Development, Terry Murdock, our Chief Operating Officer, John Demaree, our Chief Commercial Officer and James Stillman Hanson, our General Counsel, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis at the end of the last decade caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as that global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21% and imposing significant additional limitations on the deductibility of interest and net operating loss carryforwards. At December 31, 2018, the Company has completed its accounting for the tax effects of the Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may have an adverse effect on our financial condition or results of operations.

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of preclinical and clinical trials of our product candidates, including trilaciclib, lerociclib and G1T48;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in accounting principles;
•	changes in the structure of healthcare payment systems;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	changes in market conditions for pharmaceutical and biopharmaceutical stocks;

•	changes in general market, industry and economic conditions; and
•	the other factors described in this “Risk Factors” section.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing a majority of our outstanding capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership control may adversely affect the market price of our common stock by:

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

As a public company, and particularly now that we are no longer an emerging growth company as of December 31,2018, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are first required to furnish a report by our management on our internal control over financial reporting for the year ending December 31, 2018. In addition, since we are no longer an emerging growth company as of December 31, 2018, we are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. Further, if we identify one or more material weaknesses in our internal control over financial reporting in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period. We may have experienced such ownership changes in the past, and we may experience shifts in our stock ownership, some of which are outside the Company’s control. These ownership changes may subject our existing NOLs or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. As of December 31, 2018, we had federal NOLs of approximately $191.5 million. Limitations on our ability to utilize those NOLs to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Research Triangle Park, North Carolina, where we lease approximately 20,500 square feet of laboratory and office space.  This lease on our corporate headquarters expires on December 31, 2022. In November 2018, we signed a new lease to secure 60,000 square feet of laboratory and office space near our current location in Research Triangle Park, North Carolina. We expect this space to be available in the third quarter of 2019. The new lease expires in the second half of 2027. None of our leases are material to our business operations. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Holders

As of February 25, 2019, there were approximately 11 stockholders of record of our common stock.  Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

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

Comparison of Cumulative Total Return

Among G1 Therapeutics, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from May 17, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2018. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of 2018.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and accompanying notes included in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of and December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report. The statement of operations data for the year ended December 31, 2015 and the balance sheet data as of December 31, 2016 and 2015 is derived from audited financial statements that are not included in this Annual Report.  Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands except share and per share amounts)
Statements of Operations Data:
Grant revenue	$—	$—	$—	$522
Operating expenses:
Research and development	70,683	53,881	25,161	12,730
General and administrative	18,603	7,087	5,230	3,216
Total operating expenses	89,286	60,968	30,391	15,946
Operating loss	(89,286)	(60,968)	(30,391)	(15,424)
Other income (expenses):
Other income	3,998	888	182	18
Change in fair value of warrant liability	—	(41)	(82)	(85)
Change in fair value of Series B purchase option liability	—	—	—	(4,772)
Total other income (expense), net	3,998	847	100	(4,839)
Net loss and comprehensive loss	(85,288)	(60,121)	(30,291)	(20,263)
Accretion of redeemable convertible preferred stock(1)	—	(4,757)	(4,405)	(1,427)
Net loss attributable to common stockholders	(85,288)	(64,878)	(34,696)	(21,690)
Basic and diluted net loss per share(2)	$(2.56)	$(3.57)	$(23.33)	$(16.13)
Weighted average shares outstanding, basic and diluted(2)	33,316,719	18,197,970	1,486,986	1,344,584

	Year Ended December 31,
	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$369,290	$103,812	$47,305	$22,938
Working capital(3)	357,771	92,957	42,276	21,582
Total assets	371,270	105,171	48,212	23,897
Redeemable convertible preferred stock	—	—	107,580	53,424
Total stockholders' equity/(deficit)	358,820	93,388	(64,993)	(31,695)

(1)	Subsequent to our initial public offering in May 2017, our redeemable convertible preferred stock was converted to common stock and no further accretion has been recorded.
(2)	See Note 9 to our financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.
(3)	We define working capital as current assets less current liabilities.

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

Product Pipeline

Our product pipeline includes three clinical product candidates with the potential to significantly improve the treatment of patients with cancer.  Two of our three clinical candidates, trilaciclib and lerociclib, are based on our core understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of all human cells.  G1T48, our third product candidate, is the first candidate to advance into clinical trials from our oral selective estrogen receptor degrader (SERD) program. G1T48 is a potential first-in-class oral SERD which we plan to develop as a monotherapy and in combination with other agents, including lerociclib, for the treatment of estrogen receptor-positive (ER+), human epidermal growth factor receptor-negative (HER2-) breast cancer.  We own the global rights to all three of our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	Method of Action (MOA)	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	Phase 2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1

Trilaciclib: our novel approach to preserve HSPCs from damage by chemotherapy

Trilaciclib is a first-in-class, short-acting CDK4/6 inhibitor which we are developing to be administered intravenously prior to chemotherapy. In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, protect HSPCs from chemotherapy-induced damage, preserve bone marrow and immune system function, protect against bone marrow exhaustion, improve complete blood counts (CBC) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

Ongoing Phase 1b/2 clinical trial in first-line treatment of SCLC

In 2015, we initiated a Phase 1b/2 clinical trial in first-line extensive-stage SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment. The goals of the trial are to evaluate the safety, myelopreservation, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meetings in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2 segment of the trial in the fourth quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017. We reported positive multi-lineage myelopreservation data from the Phase 2 segment of the trial in March 2018, with additional data from the trial presented at the 2018 European Society of Medical Oncology (ESMO) Congress.

Ongoing Phase 1b/2 clinical trial in second/third-line treatment of SCLC

In 2015, we initiated a Phase 1b/2 clinical trial in second/third-line SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment of the trial. The goals of the trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing second/third-line chemotherapy standard of care regimen of topotecan and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus topotecan until the progression of disease. Trilaciclib was administered as an IV infusion prior to every dose of topotecan. Trilaciclib doses of 200 to 280 mg/m2 and topotecan doses of 0.75 to 1.5 mg/m2 were tested across 7 cohorts in the completed Phase 1b open-label segment of the trial. The doses chosen for the randomized, placebo-controlled Phase 2 segment of this trial were trilaciclib 240 mg/m2 + topotecan 0.75 mg/m2 and trilaciclib 240 mg/m2 + topotecan 1.5 mg/m2.

In the Phase 1b segment we treated 32 patients with trilaciclib and topotecan without any episodes of febrile neutropenia or treatment related SAEs.  Preliminary results from Phase 1b were reported at the IASCLC World Conference on Lung Cancer in December 2016. Based on these results the Phase 2 segment was initiated in the first quarter of 2017 and consists of a double blind-design with 91 patients randomized on a 2:1 basis to receive trilaciclib plus topotecan, or placebo plus topotecan. We completed enrollment in this trial in the second quarter of 2018 and reported multi-lineage myelopreservation data in the fourth quarter of 2018. We expect to report additional anti-tumor efficacy data in 2019.

Ongoing Phase 2 clinical trial in first-line treatment of SCLC with a checkpoint inhibitor

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with extensive stage SCLC receiving carboplatin and etoposide.  We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017.  The goals of the clinical trial are to evaluate the safety, overall survival, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with a checkpoint inhibitor Tecentriq and chemotherapy.  We completed enrollment in the first quarter of 2018. We reported positive multi-lineage myelopreservation data and preliminary progression free survival (PFS) in November 2018. We expect to report mature additional anti-tumor efficacy data in the second-half of 2019.

Ongoing Phase 2 clinical trial in metastatic Triple Negative Breast Cancer (mTNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that enrolled 102 patients with first, second or third-line mTNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin. We completed enrollment in the second-quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary data demonstrating improvement in progression-free survival (PFS). We expect to report mature additional anti-tumor efficacy data in the second-half of 2019.

Lerociclib: Our potential best-in-class CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib, our second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance, Kisqali and Verzenio. Our preclinical data and early human clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer in January 2017. Our plans for lerociclib include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

Completed Phase 1 clinical trial

In the fourth quarter of 2016, we completed a Phase 1 clinical trial of lerociclib in 75 healthy volunteers in the Netherlands. This was a single ascending dose, placebo-controlled trial testing doses of 3 to 600 mg. In addition, lerociclib was dosed at 200 and 300 mg twice a day, 300 mg with and without food, and 300 mg as an oral solution. The goals of the clinical trial were to obtain PK and safety data to inform appropriate starting dose(s) for studies in patients. There were no DLTs, SAEs, or grade 3/4 AEs reported in this study.

Ongoing Phase 1b/2a clinical trial in ER+, HER2- breast cancer

In January 2017, we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer patients in combination with Faslodex, an FDA-approved SERD. The Phase 1b segment of the trial enrolled 46 patients in Europe. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of lerociclib in combination with Faslodex and to determine the dose to be used in future trials. The Phase 1b segment of the trial is open-label and consists of two arms, with lerociclib dosed continuously without a holiday, either once a day or twice a day in combination with Faslodex. The Phase 2a segment of the trial is currently ongoing. All patients in the trial are being administered lerociclib orally continuously without a treatment holiday and IM Faslodex per the label.

We reported positive preliminary safety and efficacy Phase 1b data at the 2018 ASCO annual meeting. Lerociclib has a shorter half-life and larger volume of distribution than Ibrance and Kisqali and is not expected to show drug accumulation. All of the enrolled patients had a decline in neutrophil counts, which was expected due to a mechanism-based decrease in neutrophil production caused by lerociclib, which also occurs with other CDK4/6 inhibitors such as Ibrance. No cardiovascular or liver side effects have been reported so far and there have been no lerociclib-related SAEs. The incidence of gastrointestinal AEs reported so far are similar to Ibrance and Kisqali and less than Verzenio. These early clinical data indicate the potential for continuous daily dosing of lerociclib in combination with Faslodex without a dose-holiday, and the potential for improved tolerability compared to other marketed CDK4/6 inhibitors.

Ongoing Phase 1b/2 clinical trial in Non-Small Cell Lung Cancer (NSCLC) in combination with Tagrisso

In the first quarter of 2018, we initiated a Phase 1b/2 clinical trial in EGFR-mutant NSCLC patients in combination with Tagrisso, and FDA-approved epidermal growth factor receptor tyrosine kinase inhibitor. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of lerociclib in combination with Tagrisso and to determine the dose to be used in future trials.

G1T48: Our oral SERD

G1T48 is a potential first/best in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with lerociclib for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with a wholly owned, proprietary combination of an oral SERD and an oral CDK4/6 inhibitor, a validated regimen in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2017. We initiated a clinical trial in 2018 and expect to report preliminary Phase 1 data in the second-half of 2019.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 million of revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We do not expect to generate revenue in the foreseeable future. To date, we have financed our operations primarily through public offerings of equity securities and private placements of convertible debt and equity securities.  From inception through December 31, 2018, we raised an aggregate of $574.8 million to fund our operations.

As of December 31, 2018, we had cash and cash equivalents of $369.3 million. Since inception, we have incurred net losses. Our net losses were $85.3 million, $60.1 million and $30.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $214.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib, lerociclib and G1T48;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, or the University. Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, the Company may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials, with payments made for the initial dosing for each phase of the clinical trials, as well as the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $125 thousand, of which $75 thousand was incurred during 2018 with the initial dosing of the first patient in the Phase 1 trial for G1T48. We will also be responsible for any future patent prosecution costs that may arise. See “Business—Intellectual Property—Exclusive License for G1T48.”

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2016, we had two clinical-stage product candidates, trilaciclib and lerociclib.  In 2017, we had ongoing clinical trials for two of our product candidates, trilaciclib and lerociclib, and began incurring costs related to our G1T48 product candidate as we prepared to initiate a clinical trial in 2018. In 2018, we had three clinical-stage product candidates, trilaciclib, lerociclib and G1T48.

General and administrative expenses

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, pre-commercialization costs, expenses associated with obtaining and maintaining patents and costs of our information systems. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.

We expect to continue to incur additional general and administrative expenses in 2019 as we support continued research and development activities and support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities and other administration and professional services.

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

Warrant liability

Warrants to purchase our preferred stock have been classified as liabilities and recorded at their estimated fair value. In each reporting period, any change in fair value of the warrants has been recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value. We used significant assumptions in estimating the fair value of our warrant liability including the estimated volatility, risk free interest rate, estimated fair value of our redeemable convertible preferred shares and the estimated life of the warrant. These assumptions were used in our option pricing method and the probability weighted expected return method, a blend of which were considered in establishing fair value. Following the initial public offering in May 2017, the warrant liabilities no longer exist and are therefore no longer reflected on the balance sheets presented herein.

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

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We account for forfeitures as they occur, rather than estimating forfeitures as of the date of grant.

We recognize compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as we do options for employees; however, the fair value of the stock options granted to non-employees is re-measured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered. Beginning in 2019, the fair value of non-employee stock options will no longer be re-measured each reporting period in accordance with the implementation of ASU No. 2018-07.

We recorded non-cash stock-based compensation expense for employee and non-employee stock option grants of $10.2 million, $3.4 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

•	the assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future;
•	our estimates of expected term used in the Black-Scholes option-pricing model were based on the estimated time from the grant date to the date of exercise;
•	we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•	we account for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.

See “Note 8 – Stock Option Plan” to the accompanying audited financial statements included in Item 15 of this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018, we had federal and state operating loss carryforwards of approximately $191.5 million available to reduce future taxable income that will begin to expire in 2024. As of December 31, 2018, we also had research and development (R&D) tax credit carryforwards of approximately $7.5 million for federal purposes available to offset future income tax.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. As of December 31, 2018, the Company has completed its accounting for all tax effects related to the enactment of the Tax Act. As of December 31, 2017, the Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate. The remeasurement is no longer provisional and during the year ended December 31, 2018, there was no change from the previously recorded provisional amount.

Results of operations

Comparison of the year ended December 31, 2018 and December 31, 2017

	Year Ended December 31,		Change
	2018	2017	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	70,683	53,881	16,802
General and Administrative	18,603	7,087	11,516
Total Operating Expenses	89,286	60,968	28,318
Loss from Operations	(89,286)	(60,968)	(28,318)
Other Income	3,998	847	3,151
Net Loss	$(85,288)	$(60,121)	$(25,167)

Revenue

Revenue was $0 for the years ended December 31, 2018 and December 31, 2017.

Research and development

Research and development expenses were $70.7 million for the year ended December 31, 2018 as compared to $53.9 million for the year ended December 31, 2017. The increase of $16.8 million, or 31%, was primarily due to an increase of $14.2 million in our clinical program costs which reflects increased costs in our ongoing clinical trials, as well as increased headcount-related expenses to support these trials.  The increase in research and development expenses was also due to an increase in costs for manufacturing of pharmaceutical active ingredient and drug product to support our clinical trials, offset by a decrease in external costs related to preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$35,116	$26,801
Clinical Expenses—lerociclib	8,383	4,336
Clinical Expenses—G1T48	2,251	366
Chemical Manufacturing and Development	17,323	13,142
Discovery and Pre-clinical Expenses	7,610	9,236
Total Research and Development Expenses	$70,683	$53,881

General and administrative

General and administrative expenses were $18.6 million for the year ended December 31, 2018 as compared to $7.1 million for the year ended December 31, 2017. The increase of $11.5 million, or 162%, was due to an increase of $7.6 million in personnel related costs due to increased headcount and non-cash stock option expense charges, and an increase of $3.9 million in professional services, insurance, and other administrative costs necessary to support our operations as a public company.

Total other income (expense), net

Total other income, net was $4.0 million for the year ended December 31, 2018 as compared to $0.8 million for the year ended December 31, 2017. The increase in income of $3.2 million was due to additional interest income earned on a higher balance of cash and cash equivalents during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

Total other income (expense), net

Total other income, net was $0.8 million for the year ended December 31, 2017 as compared to $0.1 million for the year ended December 31, 2016. The increase in income of $0.7 million was due to additional interest income earned on a higher balance of cash and cash equivalents during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. We incurred net losses of $85.3 million for the year ended December 31, 2018, $60.1 million for the year ended December 31, 2017, and $30.3 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $214.4 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

Initial public offering

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

Follow-on offering

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

At-the-market offering

On June 15, 2018, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent. Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of December 31, 2018 we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

Follow-on offering

On September 21, 2018, we closed an underwritten public offering of 3,450,000 shares of common stock at a public offering price of $60.00 per share, including 450,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares, pursuant to a shelf registration statement. The gross proceeds from the offering were $207.0 million and net proceeds were $194.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $369.3 million.  We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for greater than 12 months following the filing of this Annual Report. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

    Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(74,307)	$(50,519)	$(25,141)
Net cash used in investing activities	(709)	(294)	(250)
Net cash provided by financing activities	340,494	107,320	49,758
Net increase in cash and cash equivalents	$265,478	$56,507	$24,367

Net cash used in operating activities

During the year ended December 31, 2018, net cash used in operating activities was $74.3 million, which consisted of a net loss of $85.3 million, partially offset by non-cash stock compensation expense of $10.2 million, working capital adjustments of $0.6 million and $0.2 million of depreciation expense.

During the year ended December 31, 2017, net cash used in operating activities was $50.5 million, which consisted of a net loss of $60.1 million, partially offset by non-cash stock compensation of $3.4 million, working capital adjustments of $6.1 million and $0.1 million of depreciation expense.

During the year ended December 31, 2016, net cash used in operating activities was $25.1  million, which consisted of a net loss of $30.3 million, partially offset by non-cash stock compensation expense of $1.4 million, working capital adjustments of $3.7 million and $0.1 million of depreciation expense.

Net cash used in investing activities

Net cash used in investing activities was $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net cash used in investing activities represented purchases of property and equipment, primarily associated with laboratory equipment and leasehold improvements for new office space.

Net cash provided by financing activities

During the year ended December 31, 2018, net cash provided by financing activities was $340.5 million, consisting of $338.7 million of net proceeds from our public offerings, after deducting cash paid for underwriting discounts and commissions and other expenses, and $1.8 million of proceeds from the exercise of stock options.

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

Contractual obligations, commitments and contingencies

Our principal commitments consist of obligations under our clinical trial commitments, consulting fees and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Operating lease obligations(1)	$13,814	$680	$3,387	$3,592	$6,155
Total contractual obligations(2)	$13,814	$680	$3,387	$3,592	$6,155

(1)

Represents future minimum lease payments under the non-cancelable lease for our headquarters in Research Triangle Park, NC and our estimated future minimum lease payments for the new office space. The lease for the new office space was signed in November 2018 for 60,000 square feet of laboratory space and office space in Research Triangle Park, NC. The term of the lease agreement will be 8 years from the commencement date for the initial term, currently estimated to begin in the third quarter of 2019, with the Company having the option to renew for an additional 5 years. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

We enter into agreements in the normal course of business with contract research organizations (CROs) for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30-60 days prior written notice. As of December 31, 2018, we have several on-going clinical studies in various stages. Under agreements with various CROs and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Also, the above amounts exclude potential payments to be made under our license agreement for G1T48 with the University of Illinois that are based on the progress of G1T48, as these payments are not determinable.

Off-Balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

JOBS Act: emerging growth company status

As of the year ended December 31, 2018, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, since the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2018. As a result, beginning with this Annual Report on Form 10-K for the year ended December 31, 2018, we are subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, included herein.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $369.3 million as of December 31, 2018, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as December 31, 2018.

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

As of December 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Management and Corporate Governance,” “Code of Conduct and Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

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

10.1**

Exclusive License Agreement, dated November 23, 2016, by and between the Registrant and The Board of Trustees of the University of Illinois, filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.2**

Amendment No. 1 to Exclusive License Agreement, dated March 24, 2017, by and between the Registrant and The Board of Trustees of the University of Illinois, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.3*

2011 Equity Incentive Plan, dated March 3, 2011, as amended; First Amendment effective August 27, 2011; Second Amendment effective October 8, 2013; Third Amendment effective February 4, 2015; Fourth Amendment effective December 10, 2015; Fifth Amendment effective April 27, 2016; and Sixth Amendment effective November 7, 2016, filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

10.4*

Amended and Restated 2017 Employee, Director and Consultant Equity Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.5*

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

10.9*

Advisory Board Members Agreement, by and between the Registrant and Seth A. Rudnick, M.D., dated July 27, 2018, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.10*

Executive Employment Agreement, by and between the Registrant and Mark A. Velleca, M.D., Ph.D., dated May 19, 2014, as amended; First Amendment effective February 1, 2015; Second Amendment effective May 10, 2016; and Third Amendment effective May 5, 2017, filed as Exhibit 10.4 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.11*

Employment Agreement by and between the Registrant and John Demaree, dated as of July 3, 2018, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.12*

Employment Agreement by and between the Registrant and James S. Hanson, dated as of June 25, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.13*

Employment Agreement, by and between the Registrant and Rajesh K. Malik, M.D., dated July 1, 2014, as amended; First Amendment effective May 5, 2017, filed as Exhibit 10.5 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.14*

Employment Agreement by and between the Registrant and Terry Murdock, dated as of August 1, 2017, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017 (File No. 001-38096), and incorporated herein by reference.

10.15*

Employment Agreement by and between the Registrant and Barclay A. Phillips, dated as of November 13, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2017 (File No. 001-38096), and incorporated herein by reference.

10.16*

Non-Qualified Stock Option Agreement by and between the Registrant and Barclay A. Phillips, dated December 6, 2017, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018 (File No. 001-38096), and incorporated herein by reference.

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

G1 THERAPEUTICS, INC.

Date: February 28, 2019	By:	/s/ Mark A. Velleca
Mark A. Velleca, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. Velleca	President, Chief Executive Officer and Director	February 28, 2019
Mark A. Velleca, M.D., Ph.D.	(Principal Executive Officer)

/s/ Barclay A. Phillips	Chief Financial Officer and Senior Vice President of Corporate Development	February 28, 2019
Barclay A. Phillips	(Principal Financial Officer)

/s/ Jennifer K. Moses	Vice President of Finance and Accounting	February 28, 2019
Jennifer K. Moses	(Principal Accounting Officer)

/s/ Fredric N. Eshelman	Director	February 28, 2019
Fredric N. Eshelman, Pharm.D.

/s/ Willie A. Deese	Director	February 28, 2019
Willie A. Deese

/s/ Glenn P. Muir	Director	February 28, 2019
Glenn P. Muir

/s/ Garry A. Nicholson	Director	February 28, 2019
Garry A. Nicholson

/s/ Seth A. Rudnick	Director	February 28, 2019
Seth A. Rudnick, Ph.D.
/s/ Cynthia L. Schwalm	Director	February 28, 2019
Cynthia L. Schwalm

/s/ Andrew P. Witty	Director	February 28, 2019
Sir Andrew P. Witty

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of G1 Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of G1 Therapeutics, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 28, 2019

We have served as the Company’s auditor since 2014.

G1 Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$369,290	$103,812
Prepaid expenses and other current assets	843	849
Total current assets	370,133	104,661
Property and equipment, net	1,137	510
Total assets	$371,270	$105,171
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,377	$4,184
Accrued expenses	8,985	7,520
Total current liabilities	12,362	11,704
Other non-current liabilities	88	79
Total liabilities	12,450	11,783
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 37,268,792 and 28,420,511 shares issued as of December 31, 2018 and December 31, 2017, respectively; 37,242,126 and 28,393,845 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	4	3
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	573,230	222,511
Accumulated deficit	(214,406)	(129,118)
Total stockholders’ equity	358,820	93,388
Total liabilities and equity	$371,270	$105,171

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Grant revenue	$—	$—	$—
Operating expenses
Research and development	70,683	53,881	25,161
General and administrative	18,603	7,087	5,230
Total operating expenses	89,286	60,968	30,391
Operating loss	(89,286)	(60,968)	(30,391)
Other income (expense)
Other income	3,998	888	182
Change in fair value in warrant liability and other liabilities	—	(41)	(82)
Total other income, net	3,998	847	100
Net loss	$(85,288)	$(60,121)	$(30,291)
Accretion of redeemable convertible preferred stock	—	(4,757)	(4,405)
Net loss attributable to common stockholders	$(85,288)	$(64,878)	$(34,696)
Net loss per share attributable to common stockholders, basic and diluted	$(2.56)	$(3.57)	$(23.33)
Weighted average common shares outstanding, basic and diluted	33,316,719	18,197,970	1,486,986

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Preferred stock series C		Preferred stock series B		Preferred stock series A		Preferred stock series 1		Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2015	—	$—	7,642,734	$38,692	4,998,895	$13,801	682,026	$931	1,487,219	$—	(26,666)	$(8)	$—	$(31,686)	$(31,694)
Issuance of Series C redeemable convertible preferred stock	5,609,398	50,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable, convertible preferred stock	—	1,673	—	1,663	—	630	—	439	—	—	—	—	(1,397)	(3,008)	(4,405)
Exercise of common stock options	—	—	—	—	—	—	—	—	17,728	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,391	—	1,391
Stock financing costs	—	(249)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,291)	(30,291)
Balance at December 31, 2016	5,609,398	$51,424	7,642,734	$40,355	4,998,895	$14,431	682,026	$1,370	1,504,947	$—	(26,666)	$(8)	$—	$(64,985)	$(64,993)
Accretion of redeemable, convertible preferred stock	—	3,732	—	620	—	235	—	171	—	—	—	—	(745)	(4,012)	(4,757)
Initial public offering	—	—	—	—	—	—	—	—	7,781,564	1	—	—	108,502	—	108,503
Automatic conversion of preferred stock	(5,609,398)	(55,156)	(7,642,734)	(40,975)	(4,998,895)	(14,666)	(682,026)	(1,541)	18,933,053	2	—	—	112,335	—	112,337
Automatic conversion of preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	208	—	208
Exercise of common stock options	—	—	—	—	—	—	—	—	160,579	—	—	—	214	—	214
Exercise of common stock warrants	—	—	—	—	—	—	—	—	40,368	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,394	—	3,394
IPO financing costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,398)	—	(1,398)
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,121)	(60,121)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388
Public offering (Follow-on Financings)	—	—	—	—	—	—	—	—	7,360,000	1	—	—	303,521	—	303,522
Public offering (ATM)	—	—	—	—	—	—	—	—	752,008	—	—		36,068		36,068
Exercise of common stock options	—	—	—	—	—	—	—	—	736,273	—	—	—	1,797	—	1,797
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,225	—	10,225
Stock financing costs	—	—	—	—	—	—	—	—	—	—	—	—	(892)	—	(892)
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,288)	(85,288)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(85,288)	$(60,121)	$(30,291)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	175	89	67
Stock-based compensation	10,225	3,394	1,391
Gain/loss on disposal of property and equipment	8	6	18
Increase in fair value of warrant activity	—	41	82
Change in operating assets and liabilities
Prepaid expenses and other assets	113	(253)	216
Accounts payable	(1,002)	1,578	1,477
Accrued Expenses	1,446	4,709	1,871
Deferred Rent	16	38	28
Net cash used in operating activities	(74,307)	(50,519)	(25,141)
Cash flows from investing activities
Purchases of property and equipment	(709)	(294)	(250)
Net cash used in investing activities	(709)	(294)	(250)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	1,797	215	7
Proceeds from Series C preferred stock	—	—	50,000
Issuance costs for preferred share financings	—	—	(249)
Proceeds from public offering, net of underwriting fees and commissions	339,589	108,503	—
Payment of public offering costs	(892)	(1,398)	—
Net cash provided by financing activities	340,494	107,320	49,758
Net change in cash and cash equivalents	265,478	56,507	24,367
Cash and cash equivalents
Beginning of period	103,812	47,305	22,938
End of period	$369,290	$103,812	$47,305
Non-cash investing and financing activities
Accretion of redeemable convertible preferred stock	$—	$4,757	$4,405
Conversion of preferred stock and preferred warrants to common stock and common warrants	$—	$112,545	$—
Purchases of equipment in accounts payable and accrued expenses	$100	$—	$—
Prepaid project costs in accounts payable and accrued expenses	$107	$—	$—

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Notes to Financial Statements

1. Description of business

G1 Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company based in Research Triangle Park, North Carolina focused on the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company was incorporated on May 19, 2008 in the state of Delaware.

The Company’s product pipeline includes three clinical candidates with the potential to significantly improve the treatment of patients with cancer.  Two of the three clinical candidates, trilaciclib and lerociclib, are based on the Company’s core understanding of cyclin-dependent kinases 4 and 6, or CDK4/6, a pair of proteins that play an important role in the growth and proliferation of all human cells.  G1T48, the Company’s third product candidate, is the first candidate to advance into clinical trials from their oral selective estrogen receptor degrader discovery (SERD) program. G1T48 is a potential first-in-class oral SERD, which the Company plans to develop as a monotherapy and in combination with other agents, including lerociclib for the treatment of estrogen receptor-positive, human epidermal growth factor receptor-negative breast cancer, or ER+, HER2- breast cancer. The Company owns the global rights to all of their product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class, short-acting CDK4/6 inhibitor designed to preserve hematopoietic stem cell and progenitor cells andimmune system function during chemotherapy. Based on compelling response rates and favorable tolerability shown in early-stage trials, trilaciclib is currently being evaluated in four randomized Phase 1b/2 trials: two in patients with small cell lung cancer, or SCLC, an additional Phase 2 trial in combination with Tecentriq in SCLC and a Phase 2 in patients with metastatic triple-negative breast cancer, or mTNBC.

Lerociclib, the Company’s second clinical-stage candidate, is a potential best-in-class oral CDK4/6 inhibitor, to be used in combination with other targeted therapies to treat multiple cancers. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and the Company initiated a Phase 1/2 trial in ER+, HER2- breast cancer in January 2017. The Company’s plans for lerociclib include future combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

As part of the Company’s strategy to develop wholly-owned proprietary combinations, the Company has exclusively in-licensed G1T48, a potential best-in-class oral selective estrogen receptor degrader, or SERD. The Company expects to initially develop G1T48 as a monotherapy and in combination with lerociclib for the treatment of ER+, HER2- breast cancer. The Company initiated a clinical trial in 2018 and expects to report preliminary Phase 1 data in 2019.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2018, the Company had an accumulated deficit of $214.4 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities.

As of December 31, 2018, the Company had cash and cash equivalents of $369.3 million.   The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for greater than 12 months from the date of filing this Annual Report.

2. Summary of significant accounting policies

Basis of presentation

The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Reclassifications

The Company has reclassified certain prior period amounts in its statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting accounts payable, accrued expenses, and deferred rent, which were previously included in the change in accounts payable and accrued expenses caption. For the year ended December 31, 2017, the Company reclassified $1.6 million into changes in accounts payable caption, $4.7 million into changes in the accrued expenses caption, and $38 thousand into the changes in deferred rent caption. For the year ended December 31, 2016, the Company reclassified $1.5 million into changes in accounts payable caption, $1.9 million into changes in the accrued expenses caption, and $28 thousand into the changes in deferred rent caption.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. These estimates include the Company’s common stock valuation, stock compensation, warrant valuation and deferred tax asset valuation allowance.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2018 and 2017 consist of amounts on deposit in banks, including checking accounts, money market accounts and certificates of deposit. Cash deposits are all in financial institutions in the United States.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value based on discounted estimates of future cash flows. For the years ended  December 31, 2018, 2017 and 2016, the Company’s management evaluated its long-lived assets and determined no impairment charge was needed.

Warrant liability

Warrants to purchase the Company’s redeemable convertible preferred stock were classified as liabilities and recorded at their estimated fair value. In each reporting period, any change in fair value of the warrants has been recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At  December 31, 2018 and 2017 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2018
Assets
Money market funds	$352,934	$—	$—	$352,934
Certificates of Deposit	15,501	—	—	15,501
Total assets at fair value:	$368,435	$—	$—	$368,435

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2017
Assets
Money market funds	$87,694	$—	$—	$87,694
Certificates of Deposit	15,203	—	—	15,203
Total assets at fair value:	$102,897	$—	$—	$102,897

The change in the fair value measurement using significant inputs (Level 3) is summarized below (in thousands):

Balance at December 31, 2016	$167
Change in fair value in warrant liability	41
Conversion of warrant to common stock warrant	(208)
Balance at December 31, 2017	$—
Change in fair value in warrant liability	$—
Balance at December 31, 2018	$—

Patent costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent-related legal expenses included in general and administrative costs were approximately $1,352 thousand, $997 thousand, and $1,034 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2018 and 2017, the Company had no such accruals.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB and the International Accounting Standards Board jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605 and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The update also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, along with any significant judgements and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for public entities for annual and interim periods within those annual periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The Company’s future revenue contracts and arrangements, if any, will be recognized under ASU 2014-09.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”), which provides guidance related to how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This guidance is intended to provide clarity and reduce diversity in practice as to when changes to the terms or conditions of share-based payments are accounted for as modifications. Under this new guidance, entities will apply modification accounting if the fair value, vesting conditions or classification of the award changes. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted. The guidance per ASU 2017-09 is to be adopted prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July of 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) which amended certain aspects of ASU 2016-02. ASU 2018-10 amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. ASU 2018-11 provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt the ASU effective January 1, 2019 using the modified retrospective transition method and will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company is currently evaluating the impact of the adoption of these related lease standards on the Company’s financial statements but will be recognizing a right-of-use asset and lease liability on our balance sheet for leases classified as operating lease. We do not anticipate an impact to our statement of operations.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but not earlier than the adoption of Topic 606, Revenue from Contracts with Customers. The Company does not anticipate a material impact to the Company’s financial statements as a result of the adoption of this guidance.

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, and early adoption is permitted. The amendments under ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company is evaluating the impact of ASU 2018-15 on its financial statements and the timing of adoption.

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2018	December 31, 2017

Computer equipment	$246	$112
Laboratory equipment	611	283
Furniture and fixtures	293	174
Leasehold improvements	238	121
Construction in progress	71	1
Accumulated depreciation	(322)	(181)
Property and equipment, net	$1,137	$510

Depreciation expenses relating to property and equipment were $175 thousand, $89 thousand, and $67 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

4. Patent license agreement

On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (“the University”), which was amended on March 24, 2017. Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights of sublicense, to make, have made, use, import, sell and offer for sale products covered by certain patent rights owned by the University. The rights licensed to the Company are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement the Company paid a one-time only, non-refundable license issue fee in the amount of $500 thousand which was charged to research and development expense in the fourth quarter of 2016.

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2,625 thousand related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $125 thousand, of which $75 thousand was incurred and accrued during 2018 with the enrollment and dosing of the first patient in the Phase 1 trial for G1T48. The Company will be responsible for any future patent prosecution costs that may arise.

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

5. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	December 31, 2018	December 31, 2017

Accrued external research and professional fees	$1,591	$1,402
Accrued external clinical study costs	4,692	4,788
Accrued compensation expense	2,693	1,328
Deferred rent, current portion	9	2
Accrued expenses	$8,985	$7,520

6. Lease obligations

Operating lease commitments

Pursuant to a lease dated January 10, 2014, on April 1, 2014, the Company leased office and lab space under a lease agreement with a free rent period and escalating rent payments; the lease was set to expire on July 31, 2017.

On January 27, 2016, the Company signed an amendment to the Company’s existing lease to move to a larger office and lab space beginning in August 2016 with a discounted rent period and escalating rent payments; the lease was extended to December 31, 2022. The amendment also contained an option for a five year renewal and a right of first refusal to lease adjacent office space.

On March 27, 2017, the Company signed an amendment to the Company’s existing lease to lease additional, adjacent office space. Beginning August 2017, the combined space was leased with a discounted rent period and escalating rent payments. The lease is set to expire on December 31, 2022. The Company has maintained an option for a five year renewal on the combined space.

In January 2018, we signed an amendment to our current lease to secure an additional office space in our existing building.  In August 2018, we began making lease payments for the combined space with a discounted rent period and escalating rent payments.  The lease is set to expire on December 31, 2022. The lease maintained an option for a five year renewal on the combined space.

Rent expense amounted to $381 thousand, $252 thousand and $126 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is a schedule by years of minimum future rental payments on noncancelable operating leases as of December 31, 2018 (in thousands):

2019	$680
2020	1,427
2021	1,960
2022	2,015
2023	1,577
Thereafter	6,155
$13,814

In November 2018, the Company signed a new lease to secure 60,000 square feet of laboratory and office space in Research Triangle Park, NC. The term of the lease will be 8 years from the commencement date for the initial term, currently estimated to be in the third quarter of 2019, with the Company having with the option to renew for an additional 5 years. As such, the minimum future rental payments above include the estimated payments under this new lease.

7. Stockholders’ Equity

Redeemable convertible preferred stock

The Company has determined that the Series C, Series B, Series A and Series 1 redeemable convertible preferred stock were redeemable, after a stated period of time, based on voting thresholds that vary by stockholder class, as outlined in the Company’s certificate of incorporation. The Company classified its redeemable convertible preferred stock outside of permanent equity and into mezzanine equity.

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

In April 2016, the Company’s Board of Directors and stockholders approved the Fifth Amended and Restated Certification of Incorporation which increased the authorized number of shares of its redeemable convertible preferred stock to 57,108,717, of which 2,112,025 were be designated as Series 1 redeemable convertible preferred stock, 14,996,692 as Series A redeemable convertible preferred stock, 23,000,000 as Series B redeemable convertible preferred stock and 17,000,000 as Series C redeemable convertible preferred stock. In the second quarter of 2016, the Company authorized 16,828,217 shares of its Series C redeemable convertible preferred stock and issued 5,609,398 shares of its Series C redeemable convertible preferred stock for cash consideration at a price of $8.91 per share. Total additional proceeds amounted to $50.0 million.

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

Preferred stock

Upon completion of the IPO, all outstanding preferred stock was automatically converted into 18,933,053 shares of common stock.  The Company is also authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As December 31, 2018, no shares of preferred stock were issued or outstanding.

Common stock

The Company’s common stock has a par value of $0.0001 per share and consists of 120,000,000 authorized shares as of December 31, 2018 and 2017, respectively.  Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.

The Company has reserved authorized shares of common stock for future issuance at December 31, 2018 and December 31, 2017 as follows:

	December 31, 2018	December 31, 2017

Common stock options outstanding	4,502,133	4,116,333
Options available for grant under Equity Incentive Plans	1,547,306	1,602,687
	6,049,439	5,719,020

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

As of December 31, 2018, there were a total of 1,547,306 shares of common stock available for future issuance under the 2017 Plan.

Stock-based Compensation

During the years ended December 31, 2018, 2017 and 2016, the Company recorded employee share-based compensation expense of $8,157, $1,772, and $907, respectively. The Company recorded non-employee share-based compensation expense of $2,068, $1,622, and $484 during the years ended December 31, 2018, 2017 and 2016, respectively.  Total share-based compensation expense included in the statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	in thousands
Research and development	$5,218	$2,531	$911
General and administrative	5,007	863	480
Total stock-based compensation expense	$10,225	$3,394	$1,391

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016

Expected volatility	74.9 - 86.5%	74.2 - 79.3%	74.8 - 83.9%
Weighted-average risk free rate	2.3 - 3.0%	1.9 - 2.2%	1.2 - 2.1%
Dividend yield	—%	—%	—%
Expected term (in years)	6.04	6.01	6.40
Weighted-average grant-date fair value per share	$26.42	$10.71	$3.24

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

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Stock option activity during 2018 is as follows:

			Weighted average
		Weighted	Remaining
		average	contractual	Aggregate
	Options	exercise	for	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2017	4,116,333	$4.41	7.8	$63,577
Cancelled	(149,877)	$7.75
Granted	1,271,950	38.07
Exercised	(736,273)	2.44
Balance as of December 31, 2018	4,502,133	$14.13	7.6	$46,575
Exercisable at December 31, 2018	2,361,694	3.07	6.5	$38,285
Vested at December 31, 2018 and expected to vest	4,502,133	14.13	7.6	$46,575

As of December 31, 2018, there was $33,984 of total unrecognized share-based compensation costs, which is expected to be recognized over a weighted-average period of 3.11 years.

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

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the years ended December 31, 2018, 2017 and 2016, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016

Stock options issued and outstanding	4,318,731	3,838,358	3,224,682
Stock warrants	—	11,385	25,444
	4,318,731	3,849,743	3,250,126

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2018 and 2017, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

Year ended December 31,
	2018	2017	2016
Current Expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred Expense:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21% U.S. statutory income tax rate were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Federal income tax benefit at statutory rate:	$(17,910)	$(20,441)	$(10,299)
Increase (reduction) in income tax resulting from:
State Income Taxes	(1,518)	(1,623)	(397)
Increase in Valuation Allowance	26,614	8,977	10,936
Increase in fair value of Series B purchase option liability	—	—	—
Equity Financing Expenses	—	39	371
Stock Compensation	(3,011)	152	200
Research and Development Credit	(4,187)	(1,882)	(803)
Effect on Tax Cuts & Job Acts Rate Reduction	—	14,770	—
Other	12	8	(8)
	$—	$—	$—

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2018 and 2017 (in thousands):

	Year ended December 31,
	2018	2017
Deferred tax assets
Accrued expenses	$1,413	$1,412
Deferred rent	23	20
Stock compensation	2,038	360
Charitable contributions	2	2
Capitalized patents and licenses	1,544	1,225
R&D credits	7,521	3,333
Net operating loss carryforwards	43,997	23,556
Deferred tax assets	56,538	29,908
Deferred tax liabilities
Property, plant and equipment, primarily due to differences in depreciation	(37)	(21)
Deferred tax liabilities	(37)	(21)
Valuation allowance	(56,501)	(29,887)
Net deferred tax assets	$—	$—

At December 31, 2018 and December 31, 2017, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $29,887 at December 31, 2017 to $56,501 at December 31, 2018. The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards and income tax credits.

The table below summarizes changes in the deferred tax valuation allowance (in thousands):

	2018	2017	2016
Balance at beginning of year	$29,887	$20,910	$9,974
Charges to costs and expenses	26,614	8,977	10,936
Write-offs	—	—	—
Balance at end of year	56,501	29,887	20,910

At December 31, 2018, the Company has federal net operating loss carryforwards (NOLs) of approximately $191.5 million, which are available to offset future taxable income. Of the $191.5 million available, $100.7 million will begin to expire in 2029. The remaining $90.8 million has an indefinite carryforward period. Under the Tax Act, federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. The Company’s NOLs generated in 2017 and in prior years will not be subject to the limitations under the Tax Act. In addition, the Company has state net operating loss carryforwards totaling approximately $191.5 million, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2018, the Company also had federal research and development (R&D) credit carryforwards of approximately $7.5 million available to offset future income tax which begin to expire in 2034.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2018 and 2017, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2018 and 2017, the Company had no such accruals.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. As of December 31, 2018, the Company has completed its accounting for all tax effects related to the enactment of the Tax Act. As of December 31, 2017, the Company estimated the remeasurement of its net deferred tax asset based on the 21% federal corporate income tax rate. The remeasurement is no longer provisional and during the year ended December 31, 2018, there was no change from the previously recorded provisional amount.

Potential 382 Limitation

The Company’s ability to utilize its net operating loss and research and development credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

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

11. Related party transactions

The Company paid approximately $6 thousand, $11 thousand, $14 thousand to the Chairman of the Board of Directors for scientific advisory services outside of his role on the board of directors during the years ended December 31, 2018, 2017 and 2016, respectively.

12. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	(unaudited)
	(in thousands, except share and per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total operating expenses	$20,725	$21,653	$20,822	$26,086
Operating loss	(20,725)	(21,653)	(20,822)	(26,086)
Total other income (expense), net	315	785	904	1,994
Net loss	$(20,410)	$(20,868)	$(19,918)	$(24,092)
Net loss attributable to common stockholders	$(20,410)	$(20,868)	$(19,918)	$(24,092)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.64)	$(0.59)	$(0.65)
Weighted average common shares outstanding, basic and diluted	29,360,470	32,781,921	33,829,437	37,203,233

	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total operating expenses	$12,378	$15,379	$15,929	$17,282
Operating loss	(12,378)	(15,379)	(15,929)	(17,282)
Total other income (expense), net	33	185	328	301
Net loss and comprehensive loss	$(12,345)	$(15,194)	$(15,601)	$(16,981)
Accretion of redeemable convertible preferred stock	(4,468)	(289)	—	—
Net loss attributable to common stockholders	$(16,813)	$(15,483)	$(15,601)	$(16,981)
Net loss per share attributable to common stockholders, basic and diluted	$(11.24)	$(1.09)	$(0.55)	$(0.60)
Weighted average common shares outstanding, basic and diluted	1,496,336	14,208,115	28,318,656	28,362,323