Form 10-K/A
period 2018-12-31
G1 Therapeutics, Inc.
filed 2019-04-26
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001 Per Share; Common stock traded on The Nasdaq Stock Market (trading symbol: GTHX)

Securities registered pursuant to Section 12(g) of the Act: None

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

Explanatory Note

G1 Therapeutics, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 28, 2019 (the “Original Form 10-K”) solely to replace Exhibits 31.1 and 31.2 (the “Section 302 Certifications”) included in the Original Form 10-K with corrected Section 302 Certifications. Due to an administrative error, the Section 302 Certifications in the Original Form 10-K incorrectly omitted Section 4.b). New Section 302 Certifications with Section 4.b). are filed as Exhibits 31.1 and 31.2 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(c)	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: April 26, 2019

	By:	/s/ James Stillman Hanson

	Name:	James Stillman Hanson
	Title:	General Counsel