Form 10-Q
period 2019-03-31
G1 Therapeutics, Inc.
filed 2019-05-09
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GTHX	The Nasdaq Stock Market

As of April 30, 2019, the registrant had 37,467,153 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$347,797	$369,290
Prepaid expenses and other current assets	1,087	843
Total current assets	348,884	370,133
Property and equipment, net	1,343	1,137
Operating lease assets	1,448	—
Total assets	$351,675	$371,270
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,076	$3,377
Accrued expenses	8,112	8,985
Other current liabilities	361	—
Total current liabilities	11,549	12,362
Operating lease liabilities	1,185	—
Other non-current liabilities	—	88
Total liabilities	12,734	12,450
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 37,487,682 and 37,268,792 shares issued as of March 31, 2019 and December 31, 2018, respectively; 37,461,016 and 37,242,126 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	577,303	573,230
Accumulated deficit	(238,358)	(214,406)
Total stockholders’ equity	338,941	358,820
Total liabilities and stockholders' equity	$351,675	$371,270

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses
Research and development	18,080	17,347
General and administrative	7,801	3,378
Total operating expenses	25,881	20,725
Operating loss	(25,881)	(20,725)
Other income (expense)
Other income	1,929	315
Total other income, net	1,929	315
Net loss	$(23,952)	$(20,410)
Net loss attributable to common stockholders	$(23,952)	$(20,410)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.70)
Weighted average common shares outstanding, basic and diluted	37,396,980	29,360,470

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388
Public offering (Follow-on Financings)	3,910,000	—	—	—	108,424	—	108,424
Exercise of common stock options	381,040	—	—	—	647	—	647
Stock-based compensation	—	—	—	—	1,594	—	1,594
Stock financing costs	—	—	—	—	(488)	—	(488)
Net loss during quarter	—	—	—	—	—	(20,410)	(20,410)
Balance at March 31, 2018	32,711,551	$3	(26,666)	$(8)	$332,688	$(149,528)	$183,155

The accompanying notes are an integral part of these condensed financial statements

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(23,952)	$(20,410)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64	32
Stock-based compensation	3,804	1,594
Change in operating assets and liabilities
Prepaid expenses and other assets	156	53
Accounts payable	(631)	(366)
Accrued expenses and other liabilities	(987)	987
Deferred rent	—	1
Net cash used in operating activities	(21,546)	(18,109)
Cash flows from investing activities
Purchases of property and equipment	(216)	(71)
Net cash used in investing activities	(216)	(71)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	269	647
Proceeds from public offerings, net of underwriting fees and commissions	—	108,424
Payment of public offering costs	—	(316)
Net cash provided by financing activities	269	108,755
Net change in cash and cash equivalents	(21,493)	90,575
Cash and cash equivalents
Beginning of period	369,290	103,812
End of period	$347,797	$194,387
Non-cash investing and financing activities
Prepaid project costs and other current assets in accounts payable	315	—
Purchases of equipment in accounts payable and accrued expenses	54	9
Costs for public offering in accounts payable and accrued expenses	—	172

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

The Company is advancing three clinical-stage programs. Trilaciclib and lerociclib are designed to enable more effective combination treatment strategies and improve patient outcomes across multiple oncology indications. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class myelopreservation agent designed to protect the bone marrow from damage by chemotherapy and improve patient outcomes. Positive data from four randomized Phase 2 trials – three in small cell lung cancer (SCLC) and one in triple-negative breast cancer (TNBC) – were reported in 2018. Based on written feedback from its end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and discussions with European regulatory authorities, the Company plans to submit marketing applications in the U.S. and Europe for trilaciclib for myelopreservation in small cell lung cancer (SCLC). These submissions will be based on currently available data from three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Company plans to submit a New Drug Application (NDA) to the FDA in 2020, and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) subsequent to an NDA filing.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer. In 2018, the Company reported encouraging preliminary Phase 1 data from its Phase 1/2 trial in (ER+, HER2-) breast cancer (in combination with fulvestrant). The Company’s plans for lerociclib include future combinations in other cancers, such as non-small cell lung cancer (NSCLC), where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

As part of the Company’s strategy to develop wholly-owned proprietary combinations, the Company is developing G1T48, a potential best-in-class oral SERD, as a monotherapy and in combination with oral CDK4/6 inhibitors (including lerociclib) for the treatment of ER+, HER2- breast cancer. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- breast cancer and expects to report preliminary data in the third quarter of 2019. Pending results from the Phase 1/2a trial, G1 is planning to initiate randomized trials of G1T48 as both monotherapy and in combination with oral CDK4/6 inhibitors.

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

The information presented in the condensed financial statements and related notes as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, as amended on April 26, 2019 (collectively, “2018 Form 10-K”). The December 31, 2018 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Reclassifications

The Company has reclassified certain prior period amounts in its condensed statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting accounts payable, accrued expenses, and deferred rent, which were previously included in the change in the accounts payable and accrued expenses caption. For the three months ended March 31, 2018, the Company reclassified $0.4 million into changes in accounts payable caption, $1.0 million into changes in the accrued expenses caption, and $1 thousand into the changes in deferred rent caption.

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

The Company did not record a federal or state income tax benefit for the three months ended March 31, 2019 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2019 and December 31, 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2019 and December 31, 2018, the Company had no such accruals.

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

The Company accounts for stock-based non-employee compensation arrangements by recording the expense of such services based on the fair value of the equity instrument as estimated using the Black-Scholes pricing model. The fair value of the equity instrument is charged to operating expense over the term of the service agreement. In accordance with the implementation of ASU No. 2018-07 on January 1, 2019, the fair value of non-employee stock options will no longer be re-measured each reporting period.

Leases

We determine if an arrangement is a lease at inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our balance sheet at March 31, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, Topic 840. See “Adoption of New Accounting Standards – Impact of Adoption of Topic 842” below, for more information about the impact of the adoption of Topic 842.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation – Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but not earlier than the adoption of Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. In January 2019, the Company adopted ASU 2016-02 using the modified retrospective transition method with an effective date as of the beginning of our fiscal year, January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historical reporting under previous lease guidance, ASC Topic 840. As part of the adoption, we have elected to account for separate lease and associated non-lease components as a single lease component for our real estate leases.

Impact of Adoption of Topic 842

With the adoption of Topic 842 on January 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $1.5 million and $1.6 million, respectively, with the difference due to the derecognition of current and non-current deferred rent. There was no impact to the opening accumulated deficit as of January 1, 2019.

The impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 842	January 1, 2019

Operating lease assets	$—	$1,533	$1,533
Accrued expenses	8,985	(9)	8,976
Operating lease liabilities:		—	—
Other current liabilities	—	352	352
Non-current operating lease liabilities	—	1,278	1,278
Other non-current liabilities	88	(88)	—
Stockholders' equity	358,820	—	358,820

Recently Issued Accounting Standards

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2019 and December 31, 2018 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2019

Assets
Money market funds	$331,015	$—	$—	$331,015
Certificates of Deposit	15,598	—	—	15,598
Total assets at fair value:	$346,613	$—	$—	$346,613

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2018
Assets
Money market funds	$352,934	$—	$—	$352,934
Certificates of Deposit	15,501	—	—	15,501
Total assets at fair value:	$368,435	$—	$—	$368,435

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	March 31, 2019	December 31, 2018

Computer equipment	$268	$246
Laboratory equipment	611	611
Furniture and fixtures	296	293
Leasehold improvements	238	238
Construction in progress	316	71
Accumulated depreciation	(386)	(322)
Property and equipment, net	$1,343	$1,137

Depreciation expense relating to property and equipment was $64 thousand for the three months ended March 31, 2019 and $32 thousand for the three months ended March 31, 2018.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2,625 thousand related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $125 thousand, of which $0 was incurred and accrued for during the current period. The Company will be responsible for any future patent prosecution costs that may arise.

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

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	March 31, 2019	December 31, 2018

Accrued external research and professional fees	$1,834	$1,591
Accrued external clinical development costs	5,540	4,692
Accrued compensation expense	738	2,693
Deferred rent, current portion	—	9
Accrued expenses	$8,112	$8,985

7. Leases

As described in our “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Pursuant to a lease dated January 10, 2014, on April 1, 2014, the Company leased office and lab space under a lease agreement with a free rent period and escalating rent payments; the lease was set to expire on July 31, 2017.

On January 27, 2016, the Company signed an amendment to the Company’s existing lease to move to a larger office and lab space beginning in August 2016 with a discounted rent period and escalating rent payments; the lease was extended to December 31, 2022. The amendment also contained an option for a five-year renewal and a right of first refusal to lease adjacent office space. The term of the renewal option was not included in the measurement of the operating lease asset and liability as the Company is not certain to exercise the option.

On March 27, 2017, the Company signed an amendment to the Company’s existing lease to lease additional, adjacent office space. Beginning August 2017, the combined space was leased with a discounted rent period and escalating rent payments. The lease is set to expire on December 31, 2022. The lease maintained an option for a five-year renewal on the combined space. The term of the renewal option was not included in the measurement of the operating lease asset and liability as the Company is not certain to exercise the option.

In January 2018, we signed an amendment to our current lease to secure additional office space in our existing building.  In August 2018, we began making lease payments for the combined space with a discounted rent period and escalating rent payments.  The lease is set to expire on December 31, 2022. The lease maintained an option for a five-year renewal on the combined space. The term of the renewal option was not included in the measurement of the operating lease asset and liability as the Company is not certain to exercise the option.

In November 2018, the Company signed a new lease to secure 60,000 square feet of laboratory and office space in Research Triangle Park, NC. The term of the lease will be 8 years from the commencement date for the initial term with the Company having the option to renew for an additional 5 years. The lease has not yet commenced and is expected to later in 2019.

The tables below reflect the Company’s lease position and weighted-average lease term and discount rate for our operating leases as of March 31, 2019. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$1,448
Total lease assets		$1,448

Liabilities
Current
Operating	Other current liabilities	$361
Non-current
Operating	Operating lease liabilities	1,185
Total lease liabilities		$1,546

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.8
Weighted-average discount rate
Operating leases	6.0%

The table below presents information related to the lease costs for operating leases:

		Three Months Ended March 31,
(in thousands)	Classification	2019	2018
		(unaudited)
Operating lease costs (a)	Research and development	$88	$61
	General and administrative	26	12
Total operating lease costs		$114	$73
(a) Includes variable lease costs which are immaterial.

The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2019.

Operating leases
Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$332
2020	454
2021	467
2022	481
2023	—
Thereafter	—
Total future minimum lease payments	$1,734
Less: present value adjustment	(188)
Total operating lease liabilities	$1,546

Cash payments included in the measurement of our operating leases were $108.7 thousand for the three months ended March 31, 2019.

As of March 31, 2019, we have approximately $12.0 million of undiscounted future payments under an operating lease that has not yet commenced which are excluded from the table above. This operating lease will commence later in 2019 and will have a term of approximately 8 years.

ASC 840 Disclosures

The Company elected the alternative modified transition method and included the following tables previously disclosed.

The following is a schedule by years of minimum future rental payments on noncancelable operating leases as of December 31, 2018 (in thousands):

2019	$680
2020	1,427
2021	1,960
2022	2,015
2023	1,577
2024 and thereafter	6,155
$13,814

Although the lease has not commenced, the table above includes the minimum future rental payments for the lease signed in November 2018.

8. Stockholders’ Equity

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

On June 15, 2018, the Company entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent.  Between June 18, 2018 and August 2, 2018, the Company sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of March 31, 2019, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2019	December 31, 2018
	(unaudited)
Common stock options outstanding	5,149,058	4,502,133
Options available for grant under Equity Incentive Plans	1,778,044	1,547,306
	6,927,102	6,049,439

9. Stock-based Compensation

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

2017 Equity Incentive Plan

In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2019, and in accordance with the “evergreen” provision of the 2017 plan, an additional 1,096,553 shares were made available for issuance.

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

As of March 31, 2019, there were a total of 1,778,044 shares of common stock available for future issuance under the 2017 Plan.

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

During the three months ended March 31, 2019, the Company recorded employee share-based compensation expense of $3.7 million.   During the three months ended March 31, 2018, the Company recorded employee share-based compensation expense of $1.1 million.

The Company recognizes compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as employees. Prior to the adoption of ASU 2018-07 on January 1, 2019, the fair value of the stock options granted to non-employees was re-measured each reporting period until the service was complete, and the resulting increase or decrease in value, if any, was recognized as expense or income, respectively, during the period the related services were rendered. After the adoption of ASU 2018-07, stock options granted to non-employees are no longer re-measured each reporting period.

During the three months ended March 31, 2019, the Company recorded non-employee share-based compensation expense of $0.1 million. During the three months ended March 31, 2018, the Company recorded non-employee share-based compensation expense of $0.5 million.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Expected volatility	77.8 - 82.1%	74.9 - 77.9%
Weighted-average risk free rate	2.5 - 2.6%	2.3 - 2.6%
Dividend yield	—%	—%
Expected term (in years)	6.08	6.07

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Research and development	$1,494	$1,063
General and administrative	2,310	531
Total stock-based compensation expense	$3,804	$1,594

Stock Option Activity

Stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2018	4,502,133	$14.13	7.6	$46,575
Cancelled	(8,710)	$9.21
Granted	874,525	19.56
Exercised	(218,890)	1.23
Balance as of March 31, 2019	5,149,058	$15.61	7.8	$35,690
Exercisable at December 31, 2018	2,361,694	3.07	6.5	$38,285
Vested at December 31, 2018 and expected to vest	4,502,133	14.13	7.6	$46,575
Exercisable at March 31, 2019	2,423,103	4.61	6.5	$30,732
Vested at March 31, 2019 and expected to vest	5,149,058	15.61	7.8	$35,690

10. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2019 and 2018, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Stock options issued and outstanding	5,156,076	4,242,156
	5,156,076	4,242,156

Amounts in the table above reflect the common stock equivalents of the noted instruments.

11. Related party transactions

The Company maintains a consulting agreement with the Chairman of the Board of Directors for scientific advisory services outside of his role on the Board of Directors that expires on June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2018 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Product Pipeline

The Company is advancing three clinical stage programs. Trilaciclib and lerociclib are designed to enable more effective combination treatment strategies and improve patient outcomes across multiple oncology indications. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

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

Trilaciclib, a short-acting intravenous (IV) therapy, is in development for use in combination with chemotherapy and chemotherapy/checkpoint inhibitor regimens. Lerociclib, an oral therapy, is in development for use in combination with other targeted therapies.

Trilaciclib: protecting bone marrow from damage by chemotherapy and improving patient outcomes

Chemotherapy is an effective and important weapon against cancer. However, chemotherapy does not differentiate between healthy cells and cancer cells and kills both, including important stem cells in the bone marrow (hematopoietic stem and progenitor cells, or HSPCs) that produce white blood cells, red blood cells and platelets. This chemotherapy-induced bone marrow damage is known as myelosuppression. When white blood cells, red blood cells and platelets become depleted, chemotherapy patients are at increased risk of infection, experience anemia and fatigue, and are at increased risk of bleeding. Myelosuppression often requires the administration of rescue interventions such as growth factors and blood or platelet transfusions, and may also result in chemotherapy dose delays and reductions.

Trilaciclib is a first-in-class myelopreservation agent designed to protect the bone marrow from damage by chemotherapy and improve patient outcomes. It is a short-acting CDK4/6 inhibitor that is administered intravenously prior to chemotherapy.

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

Following evaluation of trilaciclib in a Phase 1 trial in healthy volunteers, we initiated two Phase 1b/2 trials in patients with extensive-stage small cell lung cancer (SCLC); one in a first-line setting (in combination with carboplatin/etoposide) and the other in a second/third-line setting (in combination with topotecan). Enrollment in both trials has been completed and preliminary data from the open label Phase 1b segment were reported in 2016 and 2017. In the Phase 1b segments of these two trials, we treated 51 patients with over 250 cycles of trilaciclib and chemotherapy, without a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. Further, there were no drug-related serious adverse events reported during the Phase 1b segments of these two trials. There were some adverse events reported involving fatigue and cytopenias, but those adverse events were less severe and less frequent than those generally reported in trials involving the use of chemotherapy alone.

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

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018 with anti-tumor efficacy data (as measured by overall survival) expected to be reported in the third quarter of 2019.

All three SCLC trials demonstrated that trilaciclib, when added to the standard of care, mitigates clinically significant chemotherapy-induced myelosuppression. Based on written feedback from its end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and discussions with European regulatory authorities, the Company plans to submit marketing applications in the U.S. and Europe for trilaciclib for myelopreservation in small cell lung cancer (SCLC). These submissions will be based on currently available data from three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Company plans to submit a New Drug Application (NDA) to the FDA in 2020, and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) subsequent to an NDA filing.

Trilaciclib is also being tested outside of SCLC. In 2017 we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). The Company anticipates presenting updated PFS data in the fourth quarter of 2019.

Lerociclib: Our potential best-in-class oral CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib). Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1 data from our Phase 1/2 trial in (ER+, HER2-) breast cancer (in combination with fulvestrant). Our plans for lerociclib include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib). We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to develop as a monotherapy and in combination with CDK4/6 inhibitors (including lerociclib) for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with both a wholly owned oral SERD and oral CDK4/6 inhibitor, a validated combination approach in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) in the fourth quarter of 2017. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- and expects to report preliminary Phase 1 data in the third quarter of 2019. Pending results from the Phase 1/2a trial, G1 is planning to initiate randomized trials of G1T48 as both monotherapy and in combination with oral CDK4/6 inhibitors.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three months ended March 31, 2019 and the year ended December 31, 2018.  To date, we have financed our operations primarily through the sale of equity securities.

As of March 31, 2019, we had cash and cash equivalents of $347.8 million. Since inception we have incurred net losses. As of March 31, 2019, we had an accumulated deficit of $238.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

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

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, the Company may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, the

Company has made milestone payments totaling $125 thousand, of which $0 was incurred during the current period. We will also be responsible for any future patent prosecution costs that may arise.

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

We expect to continue to incur additional expenses as we support continued research and development activities and support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities and other administrative and professional services.

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents.

Results of operations

Comparison of the three months ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	18,080	17,347	733
General and Administrative	7,801	3,378	4,423
Total Operating Expenses	25,881	20,725	5,156
Loss from Operations	(25,881)	(20,725)	(5,156)
Other Income	1,929	315	1,614
Net Loss	$(23,952)	$(20,410)	$(3,542)

Revenue

Revenue was $0 for the three months ended March 31, 2019 and March 31, 2018.

Research and development

Research and development expenses were $18.1 million for the three months ended March 31, 2019 compared to $17.3 million for the three months ended March 31, 2018. The increase of $0.7 million, or 4%, was primarily due to an increase of $2.1 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and an increase in headcount related expense to support these trials, as well as an increase of $0.3 million in our pre-clinical costs. This increase is partially offset by a decrease of $1.7 million in costs for manufacturing of pharmaceutical active ingredients and drug products. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Clinical Program Expenses—trilaciclib	$8,853	$7,750
Clinical Program Expenses—lerociclib	2,738	2,112
Clinical Program Expenses—G1T48	922	488
Chemical Manufacturing and Development	3,639	5,368
Discovery and Pre-Clinical Expenses	1,928	1,629
Total Research and Development Expenses	$18,080	$17,347

General and administrative

General and administrative expenses were $7.8 million for the three months ended March 31, 2019 compared to $3.4 million for the three months ended March 31, 2018. The increase of $4.4 million, or 131% was due to an increase of $2.3 million in compensation due to increased headcount, of which $1.8 million related to non-cash stock compensation expense, an increase of $1.0 million in pre-commercialization activities, and an increase of $1.1 million in professional services, insurance and other administrative costs necessary to support our operations as a public company.

Total other income, net

Total other income, net was $1.9 million for the three months ended March 31, 2019 as compared to $0.3 million for the three months ended March 31, 2018. The increase of $1.6 million was due to additional interest income earned on a higher balance of money market funds during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of March 31, 2019, we had an accumulated deficit of $238.4 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

To date, we have funded our operations primarily through proceeds from our private placements of preferred stock and public offerings of our common stock. As of March 31, 2019, we had cash and cash equivalents of $347.8 million.

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

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of March 31, 2019, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

Follow-on offering

On September 21, 2018, we closed on an underwritten public offering of 3,450,000 shares of our common stock at a public offering price of $60.00 per share, including 450,000 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares, pursuant to our shelf registration statement. The gross proceeds from the offering were $207.0 million and net proceeds were $194.9 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	$
	(in thousands)
Net cash used in operating activities	$(21,546)	$(18,109)	$(3,437)
Net cash used in investing activities	(216)	(71)	(145)
Net cash provided by financing activities	269	108,755	(108,486)
Net increase in cash and cash equivalents	$(21,493)	$90,575	$(112,068)

Net cash used in operating activities

During the three months ended March 31, 2019, net cash used in operating activities was $21.5 million which consisted primarily of a net loss of $24.0 million and a decrease in net operating assets and liabilities of $1.5 million, partially offset by non-cash stock compensation expense of $3.8 million and $0.1 million of depreciation expense.

During the three months ended March 31, 2018, net cash used in operating activities was $18.1 million, which consisted primarily of a net loss of $20.4 million, partially offset by working capital adjustments of $0.7 million and non-stock compensation expense of $1.6 million.

Net cash used in operating activities increased by $3.4 million as compared to the three months ended March 31, 2018 due to an increase in research and development activity during the period and increased administrative costs associated with operating as a public entity.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018. The increase in cash used was due to increased purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.3 million from the exercise of stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $108.8 million, consisting primarily of $108.2 million in net proceeds from our follow-on public offering after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, and $0.6 million in proceeds from the exercise of stock options.

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

Contractual obligations, commitments and contingencies

In November 2018, we signed a new lease to secure 60,000 square feet of laboratory and office space in Research Triangle Park, NC. The term of the lease will be 8 years from the commencement date for the initial term, with payments currently estimated to begin in the third quarter of 2019, with an option for us to renew for an additional 5 years.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2018 Form 10-K. There have been no material changes during the three months ended March 31, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $347.8 million as of March 31, 2019, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of March 31, 2019.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our 2018 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of these risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2018 Form 10-K.

Item 5.Other Information.

Chairman Transition

At the April 23, 2019 meeting of the Board of Directors, Dr. Rudnick informed the Board of Directors that he will complete his service as Chairperson of our Board of Directors immediately after the 2019 annual meeting of stockholders to be held on June 12, 2019 (the “2019 Annual Meeting”), although he will continue to serve as a director, if re-elected at the 2019 Annual Meeting.  The Board of Directors thanks Dr. Rudnick for his leadership and recognizes his significant medical and scientific contributions to the Company. At the same meeting, the Board of Directors elected Mr. Nicholson to serve as Chairperson of the Board of Directors immediately following the 2019 Annual Meeting. The Board of Directors believes Mr. Nicholson’s experiences, including global commercialization, business development and corporate strategy, will be critical in leading the Company’s next phase of growth.

CFO Transition

On May 8, 2019, the Company appointed Jennifer K. Moses, 44, as Chief Financial Officer. Ms. Moses has served as the Company’s Vice President of Finance since March 2015 and provided financial consulting services to the Company from October 2012 through February 2015.  From October 2007 through February 2015, Ms. Moses was a partner of RankinMcKenzie, LLC, a professional finance and accounting services firm, and provided financial services to private companies.  Previously, she was a senior manager in the tax services group at Deloitte LLP, where she served clients ranging from small, emerging growth companies to large, publicly traded corporations.  Ms. Moses received her B.S. from Pennsylvania State University and is a certified public accountant.

The Company and Ms. Moses have entered into an employment agreement, effective May 8, 2019 (the “Employment Agreement”). Pursuant to the Employment Agreement, Ms. Moses will receive an initial annual base salary of $350,000. Ms. Moses is also eligible to receive an annual discretionary bonus award of up to 35% of her then-current base salary (“Discretionary Bonus”). The Discretionary Bonus award, if any, will be determined by the Board of Directors or a committee thereof.

In connection with her appointment, Ms. Moses shall receive stock options to purchase 50,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at an exercise price equal to the closing price of the Common Stock on the Nasdaq Global Select Market on May 8, 2019, which will be granted pursuant to and subject to the terms and conditions of the Company’s 2017 Equity Incentive Plan (the “Stock Options”). The Stock Options will have a ten-year term and will vest as to 25% of the shares on the first anniversary of the grant date and as to an additional 1/48th of the shares monthly thereafter, subject to Ms. Moses’ continued service with the Company through the applicable vesting dates.

In the event of a change of control (as defined in the Employment Agreement) of the Company, 50% of any unvested portion of the Stock Options will vest immediately prior to, and subject to, the consummation of such change of control. In the event of a change of control of the Company in which Ms. Moses’ employment is terminated by the Company without cause (as defined in the Employment Agreement) or Ms. Moses resigns for good reason (as defined in the Employment Agreement) within ninety (90) days of the change of control, the vesting of any remaining unvested portion of the Stock Options will accelerate.  Ms. Moses had previously entered into a Non-Competition and Non-Solicitation Agreement and a Confidentiality and Inventions Agreement with the Company. Ms. Moses will also enter into an Indemnification Agreement with the Company relating to her position as Chief Financial Officer.

Under the terms of the Employment Agreement, Ms. Moses’ employment with the Company may be terminated at any time, with or without cause and without any prior notice, by either Ms. Moses or the Company. If the Company terminates Ms. Moses’ employment without cause or Ms. Moses terminates her employment for good reason, she will be entitled to receive continuation of her then-current base salary for a period of twelve months, which will be payable in periodic installments in accordance with the Company’s payroll practices and procedures beginning on the sixtieth (60th) day following Ms. Moses’ termination.

There are no transactions to which the Company is a party and in which Ms. Moses has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Ms. Moses has no family relationship with any directors or executive officers of the Company.

A copy of Ms. Moses’ Employment Agreement is attached as an exhibit hereto.

The Company also announced that Barclay (“Buck”) A. Phillips, the Company’s current Chief Financial Officer, Senior Vice President of Corporate Development and principal financial officer, departed the Company in May 2019 to pursue other interests and opportunities.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Amended and Restated Employment Agreement by and between the Registrant and Jennifer K. Moses dated May 8, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ Mark A. Velleca
Mark A. Velleca, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)