Form 10-Q
period 2019-06-30
G1 Therapeutics, Inc.
filed 2019-08-07
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 37,522,593 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$324,911	$369,290
Prepaid expenses and other current assets	3,366	843
Total current assets	328,277	370,133
Property and equipment, net	1,515	1,137
Restricted Cash	500	—
Operating lease assets	1,361	—
Total assets	$331,653	$371,270
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,292	$3,377
Accrued expenses	14,232	8,985
Other current liabilities	369	—
Total current liabilities	17,893	12,362
Operating lease liabilities	1,090	—
Other non-current liabilities	—	88
Total liabilities	18,983	12,450
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 37,530,607 and 37,268,792 shares issued as of June 30, 2019 and December 31, 2018, respectively; 37,503,941 and 37,242,126 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	581,722	573,230
Accumulated deficit	(269,048)	(214,406)
Total stockholders’ equity	312,670	358,820
Total liabilities and stockholders' equity	$331,653	$371,270

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	23,489	18,385	41,569	35,732
General and administrative	9,094	3,268	16,896	6,646
Total operating expenses	32,583	21,653	58,465	42,378
Operating loss	(32,583)	(21,653)	(58,465)	(42,378)
Other income (expense)
Other income	1,893	785	3,823	1,099
Total other income, net	1,893	785	3,823	1,099
Net loss	$(30,690)	$(20,868)	$(54,642)	$(41,279)
Net loss per share, basic and diluted	$(0.82)	$(0.64)	$(1.46)	$(1.33)
Weighted average common shares outstanding, basic and diluted	37,470,926	32,781,921	37,434,156	31,080,650

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941
Exercise of common stock options	42,925	—	—	—	678	—	678
Stock-based compensation	—	—	—	—	3,741	—	3,741
Net loss during quarter	—	—	—	—	—	(30,690)	(30,690)
Balance at June 30, 2019	37,530,607	$4	(26,666)	$(8)	$581,722	$(269,048)	$312,670

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388
Public offering (Follow-on Financings)	3,910,000	—	—	—	108,424	—	108,424
Exercise of common stock options	381,040	—	—	—	647	—	647
Stock-based compensation	—	—	—	—	1,594	—	1,594
Stock financing costs	—	—	—	—	(488)	—	(488)
Net loss during quarter	—	—	—	—	—	(20,410)	(20,410)
Balance at March 31, 2018	32,711,551	$3	(26,666)	$(8)	$332,688	$(149,528)	$183,155
Public offering (ATM)	255,007	—	—	—	12,059	—	12,059
Exercise of common stock options	137,873	—	—	—	261	—	261
Stock-based compensation	—	—	—	—	2,101	—	2,101
Stock financing costs	—	—	—	—	(184)	—	(184)
Net loss during quarter	—	—	—	—	—	(20,868)	(20,868)
Balance at June 30, 2018	33,104,431	$3	(26,666)	$(8)	$346,925	$(170,396)	$176,524

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(54,642)	$(41,279)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	129	67
Stock-based compensation	7,545	3,695
Gain/loss on disposal of property and equipment	—	7
Change in operating assets and liabilities
Prepaid expenses and other assets	(1,828)	(813)
Accounts payable	(713)	(1,009)
Accrued expenses and other liabilities	5,075	3,060
Deferred rent	—	3
Net cash used in operating activities	(44,434)	(36,269)
Cash flows from investing activities
Purchases of property and equipment	(392)	(184)
Investment in restricted cash account	(500)	—
Net cash used in investing activities	(892)	(184)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	947	908
Proceeds from public offerings, net of underwriting fees and commissions	—	120,483
Payment of public offering costs	—	(523)
Net cash provided by financing activities	947	120,868
Net change in cash, cash equivalents and restricted cash	(44,379)	84,415
Cash, cash equivalents and restricted cash
Beginning of period	369,290	103,812
End of period	$324,911	$188,227
Non-cash investing and financing activities
Prepaid project costs in accounts payable	522	—
Purchases of equipment in accounts payable	106	91
Costs for public offering in accounts payable and accrued expenses	—	148

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

The Company is advancing three clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients being treated with chemotherapy. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The FDA has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and discussions with European regulatory authorities, the Company plans to submit marketing applications in the U.S. and Europe for trilaciclib for myelopreservation in SCLC in 2020, with a pre-new drug application (NDA) meeting scheduled for next month. In June, the Company reported preliminary data from a randomized Phase 2 trial in triple-negative breast cancer (TNBC) showing statistically significant improvement in overall survival. The Company will present these data a medical conference later this year and will discuss these findings with the FDA next month. The Company plans to initiate additional clinical trials beginning in 2020 to evaluate the use of trilaciclib in additional tumor types and in combination with different chemotherapy regimens.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer. In 2018, the Company reported encouraging preliminary Phase 1b data from its Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) and will report additional Phase 1b/2a data from this trial in the fourth quarter of 2019. In 2020, the Company plans to initiate a pivotal trial to evaluate lerociclib in combination with fulvestrant for the treatment of ER+, HER2- breast cancer. The Company’s plans for lerociclib include future combinations in other cancers, such as non-small cell lung cancer (NSCLC), where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso® (osimertinib). Data from this trial will be presented at the European Society for Medical Oncology (ESMO) 2019 Congress. We believe that lerociclib has the potential to be best-in-class versus marketed CDK4/6 inhibitors for patients with ER+, HER2- breast cancer and to become a backbone therapy of multiple combination targeted therapy regimens for other tumors.

The Company is developing G1T48, a potential best-in-class oral SERD, as a monotherapy and in combination with oral CDK4/6 inhibitors (including lerociclib) for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- breast cancer and will report preliminary data at the ESMO 2019 Congress. G1 is planning to initiate a pivotal trial of G1T48 in combination with an oral CDK4/6 inhibitor in 2020.

All three investigational therapies have the potential to become new standards of care for women with breast cancer and provide benefit in the early stages of their disease, including in the adjuvant setting.

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

The information presented in the condensed financial statements and related notes as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited. The results for the three months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, as amended on April 26, 2019 (collectively, “2018 Form 10-K”). The December 31, 2018 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Reclassifications

The Company has reclassified certain prior period amounts in its condensed statements of cash flows to conform to the current period presentation. The reclassification relates to separately presenting accounts payable, accrued expenses, and deferred rent, which were previously included in the change in the accounts payable and accrued expenses caption. For the six months ended June 30, 2018, the Company reclassified $1.0 million into changes in accounts payable caption, $3.1 million into changes in the accrued expenses caption, and $3 thousand into the changes in deferred rent caption.

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

The Company did not record a federal or state income tax benefit for the six months ended June 30, 2019 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2019 and December 31, 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2019 and December 31, 2018, the Company had no such accruals.

The Company had federal and state operating loss carryforwards of approximately $191.5 million that expire beginning in 2024 as of its fiscal year ending December 31, 2018 prior to any reductions under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 provides that a corporation that undergoes an “ownership change”, as defined therein, is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income.

In April 2019, the Company completed an evaluation study whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million, thereby reducing the net operating loss at June 30, 2019 to approximately $183.5 million. The Company continues to maintain a valuation allowance on the remaining NOL as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our balance sheet at June 30, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Impact of Adoption of Topic 842

With the adoption of Topic 842 on January 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $1.5 million and $1.6 million, respectively, with the difference due to the de-recognition of current and non-current deferred rent. There was no impact to the opening accumulated deficit as of January 1, 2019.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At June 30, 2019 and December 31, 2018 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2019
Assets
Money market funds	$307,607	$—	$—	$307,607
Certificates of Deposit	15,700	—	—	15,700
Total assets at fair value:	$323,307	$—	$—	$323,307

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2018
Assets
Money market funds	$352,934	$—	$—	$352,934
Certificates of Deposit	15,501	—	—	15,501
Total assets at fair value:	$368,435	$—	$—	$368,435

During the three and six months ended June 30, 2019 and the year ended December 31, 2018, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	June 30, 2019	December 31, 2018

Computer equipment	$281	$246
Laboratory equipment	613	611
Furniture and fixtures	297	293
Leasehold improvements	238	238
Construction in progress	535	71
Accumulated depreciation	(449)	(322)
Property and equipment, net	$1,515	$1,137

Depreciation expense relating to property and equipment was $65 thousand and $129 thousand for the three and six months ended June 30, 2019, respectively and $35 thousand and $67 thousand for the three and six months ended June 30, 2018, respectively.

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

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	June 30, 2019	December 31, 2018

Accrued external research and professional fees	$3,689	$1,591
Accrued external clinical study costs	9,075	4,692
Accrued compensation expense	1,468	2,693
Deferred rent, current portion	—	9
Accrued expenses	$14,232	$8,985

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

In November 2018, the Company signed a new lease to secure 60,000 square feet of laboratory and office space in Research Triangle Park, NC. The term of the lease will be 8 years from the commencement date for the initial term with the Company having the option to renew for an additional 5 years. As part of the lease, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. The lease is expected to commence in the third quarter of 2019.

The tables below reflect the Company’s lease position and weighted-average lease term and discount rate for our operating leases as of June 30, 2019. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$1,361
Total lease assets		$1,361

Liabilities
Current
Operating	Other current liabilities	$369
Non-current
Operating	Operating lease liabilities	1,090
Total lease liabilities		$1,459

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.5
Weighted-average discount rate
Operating leases	6.0%

The table below presents information related to the lease costs for operating leases:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification	2019	2018	2019	2018

Operating lease costs (a)	Research and development	88	75	$176	$136
	General and administrative	27	15	53	27
Total operating lease costs		$115	$90	$229	$163
(a) Includes variable lease costs which are immaterial.

The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of June 30, 2019.

Operating leases
Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$223
2020	454
2021	467
2022	481
2023	—
Thereafter	—
Total future minimum lease payments	$1,625
Less: present value adjustment	(166)
Total operating lease liabilities	$1,459

Cash payments included in the measurement of our operating leases were $217 thousand for the six months ended June 30, 2019.

As of June 30, 2019, we have approximately $12.0 million of undiscounted future payments under an operating lease that has not yet commenced which are excluded from the table above. This operating lease is expected to commence in the third quarter of 2019 and will have a term of approximately 8 years.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of June 30, 2019, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2019	December 31, 2018

Common stock options outstanding	5,278,175	4,502,133
Options available for grant under Equity Incentive Plans	1,497,241	1,547,306
	6,775,416	6,049,439

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

As of June 30, 2019, there were a total of 1,497,241 shares of common stock available for future issuance under the 2017 Plan.

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

During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense of $3.7 million and $7.4 million, respectively. During the three and six months ended June 30, 2018, the Company recorded employee share-based compensation expense of $1.4 million and $2.5 million, respectively.

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

During the three and six months ended June 30, 2019, the Company recorded non-employee share-based compensation expense of $39 thousand and $98 thousand, respectively. During the three and six months ended June 30, 2018, the Company recorded non-employee share-based compensation expense of $0.7 million and $1.2 million, respectively.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Expected volatility	74.2 - 77.0%	77.0 - 86.5%	74.2 - 82.1%	74.9 - 86.5%
Weighted-average risk free rate	1.9 - 2.4%	2.8%	1.9 - 2.6%	2.3 - 2.8%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.82	5.96	6.0	6.02

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Research and development	$1,507	$1,364	$3,002	$2,427
General and administrative	2,234	737	4,543	1,268
Total stock-based compensation expense	$3,741	$2,101	$7,545	$3,695

Stock Option Activity

Stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2018	4,502,133	$14.13	7.6	$46,575
Cancelled	(259,657)	$18.37
Granted	1,312,525	19.46
Exercised	(276,826)	4.30
Balance as of June 30, 2019	5,278,175	$15.77	7.7	$91,351
Exercisable at December 31, 2018	2,361,694	3.07	6.5	$38,285
Vested at December 31, 2018 and expected to vest	4,502,133	14.13	7.6	$46,575
Exercisable at June 30, 2019	2,629,339	6.39	6.4	$65,685
Vested at June 30, 2019 and expected to vest	5,278,175	15.77	7.7	$91,351

10. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Stock options issued and outstanding	5,212,276	4,047,363	5,184,331	4,144,221

Amounts in the table above reflect the common stock equivalents of the noted instrument.

11. Related party transactions

The Company maintains a consulting agreement with a member of the Board of Directors for scientific advisory services outside of his role on the Board of Directors that expires on June 30, 2020.

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

Product Pipeline

The Company is advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients being treated with chemotherapy. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	Phase 2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1/2

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

Trilaciclib: preserving bone marrow and immune system function during chemotherapy and improving patient outcomes

Chemotherapy is an effective and important weapon against cancer. However, chemotherapy does not differentiate between healthy cells and cancer cells and kills both, including important stem cells in the bone marrow (hematopoietic stem and progenitor cells, or HSPCs) that produce white blood cells, red blood cells and platelets, and immune cells. This chemotherapy-induced bone marrow damage is known as myelosuppression. When white blood cells, red blood cells and platelets become depleted, chemotherapy patients are at increased risk of infection, experience anemia and fatigue, and are at increased risk of bleeding. Myelosuppression often requires the administration of rescue interventions such as growth factors and blood or platelet transfusions and may also result in chemotherapy dose delays and reductions. Immune cell damage may decrease the ability of the immune system to fight the cancer.

Trilaciclib is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. Clinical trials have demonstrated that trilaciclib can provide myelopreservation benefits (i.e. reduction of chemotherapy-induced myelosuppression effects); in certain settings, trilaciclib also has the potential to improve survival. It is a short-acting CDK4/6 inhibitor that is administered intravenously prior to chemotherapy.

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

Following evaluation of trilaciclib in a Phase 1 trial in healthy volunteers, we initiated two Phase 1b/2 trials in patients with extensive-stage small cell lung cancer (SCLC); one in a first-line setting (in combination with carboplatin/etoposide) and the other in a second/third-line setting (in combination with topotecan). Enrollment in both trials has been completed and preliminary data from the open label Phase 1b segment were reported in 2016 and 2017. In the Phase 1b segments of these two trials, we treated 51 patients with over 250 cycles of trilaciclib and chemotherapy. There were no episodes of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. Further, there were no drug-related serious adverse events reported during the Phase 1b segments of these two trials. There were some adverse events reported involving fatigue and cytopenias, but those adverse events were less severe and less frequent than those generally reported in trials involving the use of chemotherapy alone.

Based on these encouraging preliminary data, we advanced both of these SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multi-lineage myelopreservation results were reported in March 2018, with additional data reported at the European Society for Medical Oncology (ESMO) 2018 Congress. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multi-lineage myelopreservation data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018. Additional data, including myelopreservation and anti-tumor efficacy findings (as measured by overall survival), will be reported at the ESMO 2019 Congress.

All three SCLC trials demonstrated that trilaciclib, when added to the standard of care, mitigates clinically significant chemotherapy-induced myelosuppression. Based on written feedback from its end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) and discussions with European regulatory authorities, the Company plans to submit marketing applications in the U.S. and Europe for trilaciclib for myelopreservation in SCLC. The FDA has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. The Company plans to submit a New Drug Application (NDA) to the FDA in 2020, and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) subsequent to an NDA filing; a pre-NDA meeting is scheduled for next month.

Trilaciclib is also being tested outside of SCLC. In 2017 we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In June 2019, the Company announced preliminary overall survival results showing that women receiving trilaciclib and chemotherapy had a statistically significant improvement in overall survival compared to those receiving chemotherapy alone. The Company will present these data at a medical conference later this year and will discuss these findings with the FDA next month. G1 is planning additional registrational trials in 2020 and beyond in settings where we would expect to see benefits in survival, myelopreservation, or potentially both.

Lerociclib: Our potential best-in-class oral CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib), with fewer dose-limiting toxicities and potential for less frequent blood count monitoring. Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1b data from our Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the ASCO 2018 Annual Meeting. Additional data from this trial are expected to be presented in the fourth quarter of 2019. Our plans for lerociclib include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib). Data from this trial will be presented at the ESMO 2019 Congress. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens. G1 is planning to initiate a pivotal trial of lerociclib in combination with fulvestrant in ER+, HER2- breast cancer in 2020.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to develop as a monotherapy and in combination with CDK4/6 inhibitors (including lerociclib) for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with both a wholly owned oral SERD and oral CDK4/6 inhibitor, a validated combination approach in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- and will present preliminary Phase 1 data at the ESMO 2019 Congress. G1 is planning to initiate a pivotal trial of G1T48 in combination with an oral CDK4/6 inhibitor in 2020.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three and six months ended June 30, 2019 and the year ended December 31, 2018.  To date, we have financed our operations primarily through the sale of equity securities.

As of June 30, 2019, we had cash and cash equivalents of $324.9 million. Since inception we have incurred net losses. As of June 30, 2019 we had an accumulated deficit of $269.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

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

We expect to continue to incur additional expenses as we support continued research and development activities and support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Stock Market, additional insurance expenses, and expenses related to investor relations activities and other administrative and professional services.

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents.

Results of operations

Comparison of the three months ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	23,489	18,385	5,104
General and Administrative	9,094	3,268	5,826
Total Operating Expenses	32,583	21,653	10,930
Loss from Operations	(32,583)	(21,653)	(10,930)
Other Income	1,893	785	1,108
Net Loss	$(30,690)	$(20,868)	$(9,822)

Revenue

Revenue was $0 for the three months ended June 30, 2019 and June 30, 2018.

Research and development

Research and development expenses were $23.5 million for the three months ended June 30, 2019 compared to $18.4 million for the three months ended June 30, 2018. The increase of $5.1 million, or 28%, was primarily due to an increase of $2.6 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and an increase in headcount related expense to support these trials, as well as an increase of $2.7 million in costs for manufacturing of pharmaceutical active ingredients and drug products to support our clinical trials. This increase is partially offset by a decrease of $0.2 million in pre-clinical costs. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Clinical Expenses—trilaciclib	$9,405	$9,619
Clinical Expenses—lerociclib	2,779	2,005
Clinical Expenses—G1T48	2,706	703
Chemical Manufacturing and Development	6,800	4,091
Discovery and Pre-Clinical Expenses	1,799	1,967
Total Research and Development Expenses	$23,489	$18,385

General and administrative

General and administrative expenses were $9.1 million for the three months ended June 30, 2019 compared to $3.3 million for the three months ended June 30, 2018. The increase of $5.8 million, or 178% was due to an increase of $2.5 million in compensation due to increased headcount, of which $1.5 million related to non-cash stock compensation expense, an increase of $1.9 million in pre-commercialization activities, and an increase of $1.4 million in professional services, insurance and other administrative costs necessary to support our operations as a public company.

Total other income, net

Total other income, net was $1.9 million for the three months ended June 30, 2019 as compared to $0.8 million for the three months ended June 30, 2018. The increase of $1.1 million was due to additional interest income earned on a higher balance of money market funds during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Results of operations

Comparison of the six months ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	41,569	35,732	5,837
General and Administrative	16,896	6,646	10,250
Total Operating Expenses	58,465	42,378	16,087
Loss from Operations	(58,465)	(42,378)	(16,087)
Other Income	3,823	1,099	2,724
Net Loss	$(54,642)	$(41,279)	$(13,363)

Revenue

Revenue was $0 for the six months ended June 30, 2019 and 2018.

Research and development

Research and development expenses were $41.6 million for the six months ended June 30, 2019 compared to $35.7 million for the six months ended June 30, 2018. The increase of $5.8 million, or 16%, was primarily due to an increase of $4.7 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and an increase in headcount related expenses to support these trials as well as increase of $1.0 million in costs for manufacturing of pharmaceutical active ingredients and drug products to support our clinical trials and an increase of $0.1 million in pre-clinical costs. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Clinical Expenses—trilaciclib	$18,258	$17,371
Clinical Expenses—lerociclib	5,517	4,115
Clinical Expenses—G1T48	3,628	1,191
Chemical Manufacturing and Development	10,439	9,459
Discovery and Pre-clinical Expenses	3,727	3,596
Total Research and Development Expenses	$41,569	$35,732

General and administrative

General and administrative expenses were $16.9 million for the six months ended June 30, 2019 compared to $6.6 million for the six months ended June 30, 2018. The increase of $10.3 million, or 154% was due to an increase of $4.8 million in compensation due to increased headcount, of which $3.3 million related to non-cash stock compensation expense, an increase of $2.9 million in pre-commercialization activities, and an increase of $2.6 million in professional services, insurance and other administrative costs necessary to support our operations as a public company.

Total other income, net

Total other income, net was $3.8 million for the six months ended June 30, 2019 as compared to $1.1 million for the six months ended June 30, 2018.  The increase of $2.7 million was primarily due to additional interest income earned on a higher balance of money market funds during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of June 30, 2019, we had an accumulated deficit of $269.0 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

To date, we have funded our operations primarily through proceeds from our private placements of preferred stock and public offerings of our common stock. As of June 30, 2019, we had cash and cash equivalents of $324.9 million.

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

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of June 30, 2019, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2019	2018	$
	(in thousands)
Net cash used in operating activities	$(44,434)	$(36,269)	$(8,165)
Net cash used in investing activities	(892)	(184)	(708)
Net cash provided by financing activities	947	120,868	(119,921)
Net change in cash and cash equivalents	$(44,379)	$84,415	$(128,794)

Net cash used in operating activities

During the six months ended June 30, 2019, net cash used in operating activities was $44.4 million which consisted primarily of a net loss of $54.6 million, partially offset by non-cash stock compensation expense of $7.5 million, working capital adjustments of $2.6 million and $0.1 million of depreciation expense.

During the six months ended June 30, 2018, net cash used in operating activities was $36.3 million, which consisted primarily of a net loss of $41.3 million, partially offset by non-stock compensation expense of $3.7 million, working capital adjustments of $1.2 million and $0.1 million of depreciation expense.

Net cash used in operating activities increased by $8.2 million as compared to the six months ended June 30, 2018, due to an increase in research and development activity during the period and increased administrative costs associated with operating as a public entity.

Net cash used in investing activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2019 and $0.2 million for the six months ended June 30, 2018. The increase in cash used was due to increased purchases of property and equipment and the investment in restricted cash.

Net cash provided by financing activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.9 million, from proceeds from the exercise of stock options.

During the six months ended June 30, 2018, net cash provided by financing activities was $120.9 million, consisting of $120.0 million in net proceeds from our public offerings after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, and $0.9 million in proceeds from the exercise of stock options.

Operating capital requirements and plan of operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2018 Form 10-K. There have been no material changes during the six months ended June 30, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $324.9 million as of June 30, 2019, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of June 30, 2019.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and six months ended June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

During the second quarter of 2019, the Company implemented a new enterprise resource planning (ERP) system. The new ERP system replaced our existing accounting systems and the general ledger. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1†

Employment Agreement, by and between the Registrant and Rajesh K. Malik, M.D., dated July 1, 2014, as amended; First Amendment effective May 5, 2017, filed as Exhibit 10.5 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No.  333-217285) incorporated herein by reference; and Second Amendment effective June 12, 2019, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on June 12, 2019 (File No.  001-38096) incorporated herein by reference.

10.2†

Employment Agreement, by and between the Registrant and Terry Murdock, dated as of August 1, 2017, as amended, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017 (File No. 001-38096) incorporated herein by reference; and First Amendment effective June  12, 2019, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on June 12, 2019 (File No.  001-38096) incorporated herein by reference.

10.3†*	Separation and Transition Agreement by and between Registrant and Barclay Phillips, dated as of May 8, 2019.
10.4†*	Employment Agreement by and between the Registrant and Mark Avagliano, dated as of July 29, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q of the Registrant, formatted in Inline XBRL

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 7, 2019	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)