Form 10-Q
period 2019-09-30
G1 Therapeutics, Inc.
filed 2019-11-05
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-38096

G1 THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3648180
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Park Offices Drive, Suite 200 Research Triangle Park, NC 27709
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

As of October 31, 2019, the registrant had 37,581,512 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$299,933	$369,290
Restricted Cash	63	—
Prepaid expenses and other current assets	2,984	843
Total current assets	302,980	370,133
Property and equipment, net	3,618	1,137
Restricted Cash	437	—
Operating lease assets	10,151	—
Total assets	$317,186	$371,270
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,236	$3,377
Accrued expenses	13,514	8,985
Other current liabilities	472	—
Total current liabilities	21,222	12,362
Operating lease liabilities	9,845	—
Other non-current liabilities	—	88
Total liabilities	31,067	12,450
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 37,608,178 and 37,268,792 shares issued as of September 30, 2019 and December 31, 2018, respectively; 37,581,512 and 37,242,126 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	587,535	573,230
Accumulated deficit	(301,412)	(214,406)
Total stockholders’ equity	286,119	358,820
Total liabilities and stockholders' equity	$317,186	$371,270

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	22,941	15,873	64,510	51,605
General and administrative	11,083	4,949	27,979	11,595
Total operating expenses	34,024	20,822	92,489	63,200
Operating loss	(34,024)	(20,822)	(92,489)	(63,200)
Other income (expense)
Other income	1,660	904	5,483	2,003
Total other income, net	1,660	904	5,483	2,003
Net loss	$(32,364)	$(19,918)	$(87,006)	$(61,197)
Net loss per share, basic and diluted	$(0.86)	$(0.59)	$(2.32)	$(1.91)
Weighted average common shares outstanding, basic and diluted	37,540,380	33,829,437	37,469,952	32,006,978

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941
Exercise of common stock options	42,925	—	—	—	678	—	678
Stock-based compensation	—	—	—	—	3,741	—	3,741
Net loss during quarter	—	—	—	—	—	(30,690)	(30,690)
Balance at June 30, 2019	37,530,607	4	(26,666)	(8)	581,722	(269,048)	312,670
Exercise of common stock options	77,571	—	—	—	1,372	—	1,372
Stock-based compensation	—	—	—	—	4,441	—	4,441
Net loss during quarter	—	—	—	—	—	(32,364)	(32,364)
Balance at September 30, 2019	37,608,178	4	(26,666)	(8)	587,535	(301,412)	286,119

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388
Public offering (Follow-on Financings)	3,910,000	—	—	—	108,424	—	108,424
Exercise of common stock options	381,040	—	—	—	647	—	647
Stock-based compensation	—	—	—	—	1,594	—	1,594
Stock financing costs	—	—	—	—	(488)	—	(488)
Net loss during quarter	—	—	—	—	—	(20,410)	(20,410)
Balance at March 31, 2018	32,711,551	$3	(26,666)	$(8)	$332,688	$(149,528)	$183,155
Public offering (ATM)	255,007	—	—	—	12,059	—	12,059
Exercise of common stock options	137,873	—	—	—	261	—	261
Stock-based compensation	—	—	—	—	2,101	—	2,101
Stock financing costs	—	—	—	—	(184)	—	(184)
Net loss during quarter	—	—	—	—	—	(20,868)	(20,868)
Balance at June 30, 2018	33,104,431	3	(26,666)	(8)	346,925	(170,396)	176,524
Public offering (Follow-on Financings)	3,450,000	1	—	—	195,097	—	195,098
Public offering (ATM)	497,001	—	—	—	24,009	—	24,009
Exercise of common stock options	114,537	—	—	—	506	—	506
Stock-based compensation	—	—	—	—	3,276	—	3,276
Stock financing costs	—	—	—	—	(240)	—	(240)
Net loss during quarter	—	—	—	—	—	(19,918)	(19,918)
Balance at September 30, 2018	37,165,969	4	(26,666)	(8)	569,573	(190,314)	379,255

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(87,006)	$(61,197)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	215	115
Stock-based compensation	11,986	6,971
Gain/loss on disposal of property and equipment	—	7
Change in operating assets and liabilities
Prepaid expenses and other assets	(772)	(510)
Accounts payable	2,574	(1,648)
Accrued expenses and other liabilities	3,443	3,167
Deferred rent	—	16
Net cash used in operating activities	(69,560)	(53,079)
Cash flows from investing activities
Purchases of property and equipment	(1,616)	(598)
Investment in restricted cash account	(500)	—
Net cash used in investing activities	(2,116)	(598)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	2,319	1,414
Proceeds from public offerings, net of underwriting fees and commissions	—	339,589
Payment of public offering costs	—	(614)
Net cash provided by financing activities	2,319	340,389
Net change in cash, cash equivalents and restricted cash	(69,357)	286,712
Cash, cash equivalents and restricted cash
Beginning of period	369,290	103,812
End of period	$299,933	$390,524
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	1,040	130
Purchases of equipment in accounts payable and accrued expenses	1,080	19
Operating lease liabilities arising from obtaining right-of-use asset	8,947	—
Costs for public offering in accounts payable and accrued expenses	—	297

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

The Company is advancing three clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients being treated with chemotherapy. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company plans to begin a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the second half of 2020. In September, the Company presented updated data from a randomized Phase 2 trial of trilaciclib in combination with chemotherapy in metastatic triple-negative breast cancer (mTNBC) demonstrating significant improvement in overall survival. These data were presented at the European Society for Medical Oncology (ESMO) Congress in September 2019 and published in The Lancet Oncology. The Company has shared the findings with the FDA. The Company plans to initiate additional clinical trials beginning in 2020 to evaluate the use of trilaciclib in additional tumor types and in combination with different chemotherapy regimens.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. In 2018, the Company reported encouraging preliminary Phase 1b data from its Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) and will report additional Phase 1b/2a data from this trial at the San Antonio Breast Cancer Symposium on December 11, 2019. In 2020, the Company plans to initiate a pivotal trial to evaluate lerociclib in combination with fulvestrant for the treatment of ER+, HER2- breast cancer. The Company’s plans for lerociclib include potential exploration of combinations in other cancers, such as non-small cell lung cancer (NSCLC), where we initiated a Phase 1b/2 trial in 2018 in combination with the epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor, Tagrisso® (osimertinib). Data from this trial were presented at the ESMO 2019 Congress. We believe that lerociclib has the potential to be best-in-class versus marketed CDK4/6 inhibitors for patients with ER+, HER2- breast cancer and become a backbone therapy of multiple combination targeted therapy regimens for other tumors.

The Company is developing G1T48, a potential best-in-class oral SERD, as a monotherapy and in combination with oral CDK4/6 inhibitors (including lerociclib) for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- breast cancer and reported preliminary data at the ESMO 2019 Congress. Based on these findings, G1 is planning to initiate a pivotal trial of G1T48 in combination with an oral CDK4/6 inhibitor in 2020.

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

The information presented in the condensed financial statements and related notes as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, is unaudited. The results for the three months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, as amended on April 26, 2019 (collectively, “2018 Form 10-K”). The December 31, 2018 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

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

Each reporting period, management estimated and accrued research and development expenses, including external clinical study costs comprising of pre-clinical and clinical trial activities. The process involves reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs.

Costs for preclinical studies and clinical trial activities were estimated based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

Income taxes

The Company did not record a federal or state income tax benefit for the nine months ended September 30, 2019 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2019 and December 31, 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2019 and December 31, 2018, the Company had no such accruals.

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

In April 2019, the Company completed an evaluation study whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million, thereby reducing the net operating loss which remains approximately $183.5 million at September 30, 2019. The Company continues to maintain a valuation allowance on the remaining NOL as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our balance sheet at September 30, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At September 30, 2019 and December 31, 2018 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2019
Assets
Money market funds	$282,727	$—	$—	$282,727
Certificates of Deposit	15,796	—	—	15,796
Total assets at fair value:	$298,523	$—	$—	$298,523

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2018
Assets
Money market funds	$352,934	$—	$—	$352,934
Certificates of Deposit	15,501	—	—	15,501
Total assets at fair value:	$368,435	$—	$—	$368,435

During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	September 30, 2019	December 31, 2018

Computer equipment	$326	$246
Laboratory equipment	817	611
Furniture and fixtures	1,052	293
Leasehold improvements	1,958	238
Construction in progress	—	71
Accumulated depreciation	(535)	(322)
Property and equipment, net	$3,618	$1,137

Depreciation expense relating to property and equipment was $86 and $215 for the three and nine months ended September 30, 2019, respectively and $48 and $115 for the three and nine months ended September 30, 2018, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0.5 million was incurred during the current quarter. The Company will be responsible for any future patent prosecution costs that may arise.

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

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	September 30, 2019	December 31, 2018

Accrued external research and professional fees	$4,526	$1,591
Accrued external clinical study costs	6,755	4,692
Accrued compensation expense	2,233	2,693
Deferred rent, current portion	—	9
Accrued expenses	$13,514	$8,985

7. Leases

As described in our “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”, we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

Pursuant to a lease agreement dated January 10, 2014 (the “Lease”), on April 1, 2014, the Company leased office and lab space with a free rent period and escalating rent payments; the Lease had an expiration date of July 31, 2017. The Lease was amended on January 27, 2016 to lease new larger office and lab space beginning in August 2016 with a discounted rent period and escalating rent payments and the Lease term was extended to December 31, 2022. The amendment also contained an option for a five-year renewal and a right of first refusal to lease adjacent office space. The Lease was further amended on March 27, 2017 to lease additional office space beginning in August 2017 with a discounted rent period and escalating rent payments. The Lease was amended again in January 2018 to lease additional adjacent office space beginning in August 2018 with a discounted rent period and escalating rent payments. The term of the renewal option contained in the Lease, as amended, was not included in the measurement of the operating lease asset and liability since exercise of the option was uncertain.

In November 2018, the Company signed a new lease to secure approximately 60,000 square feet of laboratory and office space at 700 Park Offices Drive in Research Triangle Park, NC (“700 Lease”). The 700 Lease commenced on September 2, 2019 and has an expiration date of September 30, 2027 for the initial term with the Company having the option to renew for an additional 5 years. The term of the renewal option contained in the Lease was not included in the measurement of the operating lease asset and liability since exercise of the option was uncertain. As part of the 700 Lease, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the 700 Lease until the end of the lease term.

The tables below reflect the Company’s lease position and weighted-average lease terms and discount rates for our operating leases as of September 30, 2019. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$10,151
Total lease assets		$10,151

Liabilities
Current
Operating	Other current liabilities	$472
Non-current
Operating	Operating lease liabilities	9,845
Total lease liabilities		$10,317

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.4
Weighted-average discount rate
Operating leases	7.7%

The table below presents information related to the lease costs for operating leases (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification	2019	2018	2019	2018

Operating lease costs (a)	Research and development	$153	$75	$329	$211
	General and administrative	92	26	145	53
Total operating lease costs		$245	$101	$474	$264
(a) Includes variable lease costs which are immaterial.

The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of September 30, 2019 (in thousands):

Operating leases
Years ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$299
2020	1,459
2021	2,015
2022	2,072
2023	1,634
Thereafter	6,534
Total future minimum lease payments	$14,013
Less: present value adjustment	(3,696)
Total operating lease liabilities	$10,317

Cash payments included in the measurement of our operating leases were $389 thousand for the nine months ended September 30, 2019.

ASC 840 Disclosures

The Company elected the alternative modified transition method and included the following table previously disclosed.

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

On June 15, 2018, the Company entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent.  Between June 18, 2018 and August 2, 2018, the Company sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter of 2018 and the remaining $24.0 million by August 2, 2018.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of September 30, 2019, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2019	December 31, 2018

Common stock options outstanding	5,762,159	4,502,133
Options available for grant under Equity Incentive Plans	950,697	1,547,306
	6,712,856	6,049,439

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

As of September 30, 2019, there were a total of 950,697 shares of common stock available for future issuance under the 2017 Plan.

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

During the three and nine months ended September 30, 2019, the Company recorded employee share-based compensation expense of $4.4 million and $11.9 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded employee share-based compensation expense of $2.7 million and $5.2 million, respectively.

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

During the three and nine months ended September 30, 2019, the Company recorded non-employee share-based compensation expense of $0 and $0.1 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded non-employee share-based compensation expense of $0.5 million and $1.8 million, respectively.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Expected volatility	74.4 - 77.1%	77.3 - 86.4%	74.2 - 82.1%	74.9 - 86.5%
Weighted-average risk free rate	1.4 - 1.9%	2.7 - 2.9%	1.4 - 2.6%	2.3 - 2.9%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.07	6.06	6.02	6.03

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Research and development	$1,634	$1,473	$4,635	$3,900
General and administrative	2,807	1,803	7,351	3,071
Total stock-based compensation expense	$4,441	$3,276	$11,986	$6,971

Stock Option Activity

Stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2018	4,502,133	$14.13	7.6	$46,575
Cancelled	(296,113)	$19.96
Granted	1,895,525	22.05
Exercised	(339,386)	6.83
Balance as of September 30, 2019	5,762,159	$16.87	7.7	$56,706
Exercisable at December 31, 2018	2,361,694	3.07	6.5	$38,285
Vested at December 31, 2018 and expected to vest	4,502,133	14.13	7.6	$46,575
Exercisable at September 30, 2019	2,813,106	7.90	6.3	$47,709
Vested at September 30, 2019 and expected to vest	5,762,159	16.87	7.7	$56,706

10. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Stock options issued and outstanding	5,629,344	4,482,649	5,334,298	4,258,269

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

Product Pipeline

The Company is advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients being treated with chemotherapy. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2- breast cancer. G1T48 is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. All three investigational therapies have the potential to become new standards of care for women with breast cancer and provide benefit in the early stages of their disease, including in the adjuvant setting. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	MOA	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	NDA filing SCLC Phase 2 TNBC
lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2
G1T48	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1/2

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

Trilaciclib, a short-acting intravenous (IV) therapy, is in development for use in combination with chemotherapy and chemotherapy/checkpoint inhibitor regimens. Lerociclib, an oral therapy, is in development for use in combination with other targeted therapies, including with SERDs in ER+, HER2- breast cancer.

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

Trilaciclib is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. Clinical trials have demonstrated that trilaciclib can provide myelopreservation benefits (i.e. reduction of chemotherapy-induced myelosuppression effects) and, in certain settings, trilaciclib also has the potential to improve survival. It is a short-acting CDK4/6 inhibitor that is administered intravenously prior to chemotherapy.

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

Based on these encouraging preliminary data, we advanced both of these SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multi-lineage myelopreservation results were reported in March 2018, with additional data reported at the European Society for Medical Oncology (ESMO) 2018 Congress and published in Annals of Oncology in 2019. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multi-lineage myelopreservation data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018. Additional data, including myelopreservation and anti-tumor efficacy findings (as measured by overall survival), were reported at the ESMO 2019 Congress.

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA,  the Company plans to begin a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the second half of 2020.

Trilaciclib is also being tested outside of SCLC. In 2017 we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September, the Company presented updated data demonstrating significant improvement in overall survival. These data were presented at the ESMO 2019 Congress and published in The Lancet Oncology. The Company has shared the findings with the FDA. G1 is planning trials in TNBC and colorectal cancer in 2020.

Lerociclib: Our potential best-in-class oral CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib), with fewer dose-limiting toxicities and potential for less frequent blood count monitoring. Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1b data from our Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the ASCO 2018 Annual Meeting. Additional data from this trial will be presented at the San Antonio Breast Cancer Symposium in December 2019. Our plans for lerociclib may also include combinations in other cancers, such as non-small cell lung cancer, or NSCLC, where we initiated a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib). Initial safety and tolerability data from this trial were presented at the ESMO 2019 Congress. We believe that lerociclib has the potential to be the backbone therapy of multiple combination targeted therapy regimens. G1 is planning to initiate a pivotal trial of lerociclib in combination with fulvestrant in ER+, HER2- breast cancer in 2020.

G1T48: Our oral SERD

G1T48 is a potential best-in-class oral SERD, which we plan to develop as a monotherapy and in combination with CDK4/6 inhibitors (including lerociclib) for the treatment of ER+, HER2- breast cancer. We believe we are in a unique position as the only emerging biopharmaceutical company with both a wholly owned oral SERD and oral CDK4/6 inhibitor, a validated combination approach in ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, the Company initiated a Phase 1/2a clinical trial in ER+, HER2- breast cancer. Data from the Phase 1 portion of this trial were presented at the ESMO 2019 Congress, showing that G1T48 was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. Based on these data, G1 is planning to initiate a pivotal trial of G1T48 in combination with an oral CDK4/6 inhibitor in 2020.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.  To date, we have financed our operations primarily through the sale of equity securities.

As of September 30, 2019, we had cash and cash equivalents of $299.9 million. Since inception we have incurred net losses. As of September 30, 2019 we had an accumulated deficit of $301.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

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

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including G1T48, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, the Company may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0.5 million was incurred during the current quarter. We will also be responsible for any future patent prosecution costs that may arise.

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

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents.

Results of operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	22,941	15,873	7,068
General and Administrative	11,083	4,949	6,134
Total Operating Expenses	34,024	20,822	13,202
Loss from Operations	(34,024)	(20,822)	(13,202)
Other Income	1,660	904	756
Net Loss	$(32,364)	$(19,918)	$(12,446)

Revenue

Revenue was $0 for the three months ended September 30, 2019 and September 30, 2018.

Research and development

Research and development expenses were $22.9 million for the three months ended September 30, 2019 compared to $15.9 million for the three months ended September 30, 2018. The increase of $7.1 million, or 45%, was primarily due to an increase of $5.0 million in costs for manufacturing of pharmaceutical active ingredients and drug products, an increase of $1.6 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and an increase in headcount related expense to support these trials, as well as an increase of $0.5 million in discovery and pre-clinical costs. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Clinical Expenses—trilaciclib	$7,664	$8,619
Clinical Expenses—lerociclib	2,486	1,898
Clinical Expenses—G1T48	2,384	464
Chemical Manufacturing and Development	8,030	3,070
Discovery and Pre-Clinical Expenses	2,377	1,822
Total Research and Development Expenses	$22,941	$15,873

General and administrative

General and administrative expenses were $11.1 million for the three months ended September 30, 2019 compared to $4.9 million for the three months ended September 30, 2018. The increase of $6.1 million, or 124% was due to an increase of $2.0 million in compensation due to increased headcount, of which $1.0 million related to non-cash stock compensation expense, an increase of $1.6 million in medical affairs costs related to trilaciclib, an increase of $1.2 million in pre-commercialization activities, and an increase of $1.3 million in professional services, insurance and other administrative costs.

Total other income, net

Total other income, net was $1.7 million for the three months ended September 30, 2019 as compared to $0.9 million for the three months ended September 30, 2018. The increase of $0.8 million was due to additional interest income earned on a higher balance of money market funds during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Results of operations

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	64,510	51,605	12,905
General and Administrative	27,979	11,595	16,384
Total Operating Expenses	92,489	63,200	29,289
Loss from Operations	(92,489)	(63,200)	(29,289)
Other Income	5,483	2,003	3,480
Net Loss	$(87,006)	$(61,197)	$(25,809)

Revenue

Revenue was $0 for the nine months ended September 30, 2019 and 2018.

Research and development

Research and development expenses were $64.5 million for the nine months ended September 30, 2019 compared to $51.6 million for the nine months ended September 30, 2018. The increase of $12.9 million, or 25%, was primarily due to an increase of $6.3 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials and an increase in headcount related expenses to support these trials, an increase of $5.9 million in costs for manufacturing of pharmaceutical active ingredients and drug products, and an increase of $0.7 million in discovery and pre-clinical cost. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and G1T48, and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Clinical Expenses—trilaciclib	$25,922	$25,990
Clinical Expenses—lerociclib	8,003	6,013
Clinical Expenses—G1T48	6,012	1,655
Chemical Manufacturing and Development	18,469	12,529
Discovery and Pre-clinical Expenses	6,104	5,418
Total Research and Development Expenses	$64,510	$51,605

General and administrative

General and administrative expenses were $28.0 million for the nine months ended September 30, 2019 compared to $11.6 million for the nine months ended September 30, 2018. The increase of $16.4 million, or 141% was due to an increase of $6.8 million in compensation due to increased headcount, of which $4.3 million related to non-cash stock compensation expense, an increase of $4.0 million in pre-commercialization activities, an increase of $1.6 million in medical affairs costs related to trilaciclib, an increase of $1.2 million in information technology systems and related expenses, and an increase of $2.8 million in professional services, insurance and other administrative costs.

Total other income, net

Total other income, net was $5.5 million for the nine months ended September 30, 2019 as compared to $2.0 million for the nine months ended September 30, 2018.  The increase of $3.5 million was primarily due to additional interest income earned on a higher balance of money market funds during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of September 30, 2019, we had an accumulated deficit of $301.4 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

To date, we have funded our operations primarily through proceeds from our private placements of preferred stock and public offerings of our common stock. As of September 30, 2019, we had cash and cash equivalents of $299.9 million.

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

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter of 2018 and the remaining $24.0 million by August 2, 2018. As of September 30, 2019, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2019	2018	$
	(in thousands)
Net cash used in operating activities	$(69,560)	$(53,079)	$(16,481)
Net cash used in investing activities	(2,116)	(598)	(1,518)
Net cash provided by financing activities	2,319	340,389	(338,070)
Net change in cash, cash equivalents, and restricted cash	$(69,357)	$286,712	$(356,069)

Net cash used in operating activities

During the nine months ended September 30, 2019, net cash used in operating activities was $69.6 million which consisted primarily of a net loss of $87.0 million, partially offset by non-cash stock compensation expense of $12.0 million, working capital adjustments of $5.2 million and $0.2 million of depreciation expense.

During the nine months ended September 30, 2018, net cash used in operating activities was $53.1 million, which consisted primarily of a net loss of $61.2 million, partially offset by non-cash stock compensation expense of $7.0 million, working capital adjustments of $1.0 million and $0.1 million of depreciation expense.

Net cash used in operating activities increased by $16.5 million as compared to the nine months ended September 30, 2018 due to an increase in research and development activity during the period and increased administrative costs associated with operating as a public entity.

Net cash used in investing activities

Net cash used in investing activities was $2.1 million for the nine months ended September 30, 2019 and $0.6 million for the nine months ended September 30, 2018. The increase in cash used was due to increased purchases of property and equipment and the investment in restricted cash.

Net cash provided by financing activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $2.3 million, in net proceeds from the exercise of stock options.

During the nine months ended September 30, 2018, net cash provided by financing activities was $340.4 million, consisting of $339.0 million in net proceeds from our public offerings after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, and $1.4 million in proceeds from the exercise of stock options.

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

Contractual obligations, commitments and contingencies

In November 2018, we signed a new lease to secure 60,000 square feet of laboratory and office space at 700 Park Offices Drive in Research Triangle Park, NC (“700 Lease”). The 700 Lease commenced on September 2, 2019 and has an expiration date of September 30, 2027 for the initial term with the Company having the option to renew for an additional 5 years.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2018 Form 10-K. There have been no material changes during the nine months ended September 30, 2019 to our critical accounting policies, significant judgments and estimates disclosed in our 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $299.9 million as of September 30, 2019, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of September 30, 2019.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and nine months ended September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
10.4†

Employment Agreement by and between the Registrant and Mark Avagliano, dated as of July 29, 2019, filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 7, 2019 (File No. 001-38096) incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: November 5, 2019	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)