Form 10-K
period 2019-12-31
G1 Therapeutics, Inc.
filed 2020-02-26
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (919) 213-9835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $.0001 par value	GTHX	The Nasdaq Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2019, was $853,358,707.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2020 was 37,642,199.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 11, 2020, are incorporated by reference into Part III of this report.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. Our therapies are designed to improve outcomes for patients across multiple oncology indications.

We were incorporated under the laws of the State of Delaware in May 2008 under the name “G-Zero Therapeutics, Inc.” In September 2012, we changed our name to “G1 Therapeutics, Inc.” Our principal executive offices are located at 700 Park Offices Drive, Suite 200, Research Triangle Park, NC 27709, and our telephone number is (919) 213-9835.

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

Product Pipeline

The Company is advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant, formerly known as G1T48, is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2- breast cancer.  The Company also has discovery capabilities focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	Method Of Action (MOA)	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	NDA filing SCLC Phase 2 TNBC

rintodestrant (f/k/a G1T48)	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1/2

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2

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

Trilaciclib, a short-acting intravenous (IV) therapy, is in development for combinations with chemotherapy and chemotherapy/checkpoint inhibitor regimens. Lerociclib, an oral therapy, is in development for use in combination with other targeted therapies for multiple indications, including in ER+, HER2- breast cancer.

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

Trilaciclib is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. Our randomized clinical trials have demonstrated that trilaciclib can provide myelopreservation benefits (i.e. reduction of chemotherapy-induced myelosuppression) and, in certain settings, trilaciclib has the potential to improve survival. It is a short-acting CDK4/6 inhibitor that is administered intravenously prior to chemotherapy.

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

Based on these encouraging preliminary data, we advanced both SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multi-lineage myelopreservation results were reported in March 2018, with additional data reported at the European Society of Medical Oncology (ESMO) 2018 Congress and published in Annals of Oncology in 2019. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multi-lineage myelopreservation data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018. Additional data, including myelopreservation and anti-tumor efficacy findings (measured by overall survival, or “OS”), were reported at the ESMO 2019 Congress.

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected to date across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2020.

Trilaciclib is also being evaluated in patients with breast cancer. In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September 2019, the Company presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive ~50% more cycles of chemo, without additional hematological toxicity. These data were presented at the ESMO 2019 Congress and were concurrently published in The Lancet Oncology. In January 2020, the Company announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures).

The Company is planning to initiate a randomized, placebo-controlled Phase 3 trial in colorectal cancer in the fourth quarter of 2020.

Market opportunities for trilaciclib

Cancer is the second leading cause of death in the United States with approximately 1.8 million new cases and 607,000 deaths in 2019, according to the American Cancer Society. Chemotherapy is the standard of care treatment for multiple cancers. We estimate that more than one million patients in the United States receive chemotherapy annually.

Chemotherapy has significant clinical utility and continues to be the most effective treatment for many cancers. However, it also damages HSPCs (myelosuppression) and the immune system (immunosuppression), leading to severe adverse effects and limiting anti-tumor activity.  Chemotherapy-induced myelosuppression causes abnormally low numbers of red blood cells, or anemia, abnormally low numbers of neutrophils, or neutropenia, and/or abnormally low numbers of platelets, or thrombocytopenia. The treatment of myelosuppressive side effects of chemotherapy is a large market opportunity. The only current treatment for chemotherapy-induced myelosuppression are rescue interventions like growth factors and/or transfusions. Two main types of commercially available growth factors are: granulocyte-colony stimulating factor, or GCSF, and erythropoiesis stimulating agents, or ESAs. GCSF increases production of neutrophils in patients to reduce the incidence of infection after chemotherapy. GCSF does not preserve the function of the bone marrow and immune system from chemotherapy damage. ESAs increase production of red blood cells in patients. Accordingly, ESAs also do not preserve the function of the bone marrow and immune system from chemotherapy. ESA use in oncology is limited due to a “black box” warning related to death and serious cardiovascular events. Despite these limitations, we estimate that annual worldwide sales of growth factor support therapy in oncology exceeds $5 billion.

Our first trials for trilaciclib were in extensive-stage SCLC. According to the American Cancer Society, SCLC accounts for approximately 14% of all lung cancers. Approximately 32,000 people are diagnosed annually with SCLC in the United States and approximately 70%, or 22,000, of those have extensive-stage disease. First-line treatment for extensive-stage SCLC in the United States is typically a chemotherapy regimen of carboplatin and etoposide, each of which has significant myelosuppressive side effects. Combination treatment with chemotherapy and immunotherapy has emerged as the standard of care in the United States. While these patients often respond to first-line therapy, approximately 90% progress within one year and die within two years. Five-year survival rates are less than 5% for patients with extensive-stage SCLC. Topotecan, approved for SCLC in 2007, is a standard treatment used in the second/third line setting and is highly myelosuppressive.

Based on market research we have completed to date, many physicians see proactive myelopreservation as a better approach for patients and would incorporate trilaciclib into their SCLC treatment regimen. We forecast the SCLC opportunity to be between $500 million to $750 million worldwide annual net sales at peak.

We are also exploring the use of trilaciclib in breast cancer, and have conducted a trial in metastatic triple negative breast cancer, or mTNBC. According to the World Health Organization, an estimated 2.1 million cases of breast cancer are diagnosed annually worldwide. TNBC makes up approximately 15-20% of such diagnosed breast cancers. Because mTNBC cells lack key growth-signaling receptors, patients do not respond well to medications that block estrogen, progesterone, or HER2 receptors. Instead, treating mTNBC typically involves chemotherapy, radiation, and surgery. In general, survival rates tend to be lower with mTNBC compared to other forms of breast cancer, and mTNBC is also more likely than some other types of breast cancer to return after it has been treated, especially in the first few years after treatment.

In addition, trilaciclib has been selected for inclusion in a randomized, investigational treatment arm of the ongoing Phase 2 I-SPY 2 TRIAL for neoadjuvant treatment of locally advanced breast cancer. The study will generate data that will allow the company to evaluate trilaciclib in combination with several broadly-used chemotherapy classes, an anti-PD-1 immunotherapy, and a range of breast cancer subtypes. Enrollment is expected to begin in the second quarter of 2020.

We are also evaluating the use of trilaciclib in colorectal cancer, and plan to initiate a Phase 3 trial in the fourth quarter of 2020. Globally, more than 500,000 patients are diagnosed with colorectal cancer each year. Chemotherapy is the standard of care for colorectal cancer, and the majority of patients in the U.S., Europe and Japan receive chemotherapy as part of their treatment regimen.

There have been a number of positive registrational studies and approvals of checkpoint inhibitors in combination with chemotherapy, and these combination regimens are emerging as a standard of care in multiple tumor types. Data from our trial of trilaciclib in combination with the checkpoint inhibitor Tecentriq showed myelopreservation benefits without impairing efficacy. The I-SPY 2 trial will also explore the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor. We believe trilaciclib may improve outcomes for patients receiving either chemotherapy or a regimen of chemotherapy with an immunotherapy agent.

Advantages of trilaciclib

We believe that treating patients with trilaciclib prior to the administration of chemotherapy or chemotherapy/immunotherapy regimens may have the following benefits and advantages:

•

Potential to prevent or mitigate chemotherapy-induced myelosuppression. Trilaciclib has been rationally designed and optimized to preserve HSPCs from damage by chemotherapy, thereby minimizing cytopenias across neutrophils, red cells, and platelets.  Trilaciclib has the potential to decrease the clinically relevant consequences of these cytopenias and improve patient outcomes.

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

•

Potential to improve the patient experience as measured by validated Patient Reported Outcomes (PRO) instruments. PRO data from our randomized trials demonstrate that patients receiving trilaciclib report less fatigue and improved physical and functional well-being.

•

Potential for use with chemotherapy/immune checkpoint inhibitors combinations. Immune checkpoint inhibitors are often combined with chemotherapy. We have demonstrated that trilaciclib mitigates myelosuppression in first-line SCLC patients treated with the immune checkpoint inhibitor Tecentriq and chemotherapy.

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

•

Potential to reduce the cost of rescue interventions. Chemotherapy-induced myelosuppression leads to severe adverse side effects, such as fatigue due to anemia, infections due to neutropenia, and bleeding due to thrombocytopenia. These adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Because trilaciclib has been designed specifically to minimize myelosuppression, we believe that it has the potential to reduce these costs. The positive multi-lineage myelopreservation data we have reported to date and our market research with payers supports the value proposition of trilaciclib.

•

Potential to preserve/enhance anti-tumor immunity and prolong OS in certain settings. Chemotherapy can damage the immune system and impair anti-tumor immunity. Trilaciclib has demonstrated the potential to preserve and enhance immune system function during chemotherapy.  The improvement in OS observed in the randomized trial of TNBC patients may be due trilaciclib’s ability to enhance anti-tumor immunity during chemotherapy.

Trilaciclib: preclinical and clinical development

Preclinical development

We have published extensive biochemical, cellular and in vivo data on trilaciclib.  Our preclinical data show that trilaciclib can induce transient and reversible cell-cycle arrest of HSPCs; protect HSPCs from damage by chemotherapy; preserve bone marrow and immune system function; improve CBC recovery; protect from bone marrow exhaustion; prevent myeloid skewing and consequent lymphopenia; activate T-cells in the tumor microenvironment; and enhance chemotherapy and checkpoint inhibitor anti-tumor activity.

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

Four randomized clinical trials – enrollment completed

Trilaciclib (IV CDK4/6 inhibitor):

Indications	Regimen	Phase	Status
1st -line Small Cell Lung Cancer	+ etoposide/carboplatin	1b/2	Final data published in Annals of Oncology (2019)
2nd /3rd –line Small Cell Lung Cancer	+ topotecan	1b/2	Latest data presented at ASCO 2019
1st-line Small Cell Lung Cancer	+Tecentriq/carboplatin/ etoposide	2	Latest data presented at ESMO 2019 Congress
metastatic Triple Negative Breast Cancer	+gemcitabine/carboplatin	2	Latest data presented at ESMO 2019 Congress and published in Lancet Oncology

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

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meetings in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2 segment of the trial in fourth-quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017.  We reported positive multi-lineage myelopreservation data from the Phase 2 segment of the trial in March 2018, with additional data from the trial presented at the 2018 ESMO Congress and final data published in Annals of Oncology (2019).

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

In the Phase 1b segment we treated 32 patients with trilaciclib and topotecan without any episodes of febrile neutropenia or treatment related SAEs. Preliminary results from Phase 1b were reported at the IASCLC World Conference on Lung Cancer in December 2016. Based on these results, the Phase 2 segment was initiated in the first quarter of 2017 and consists of a double blind-design with 91 patients randomized on a 2:1 basis to receive trilaciclib plus topotecan, or placebo plus topotecan. We completed enrollment in this trial in the second quarter of 2018 and reported multi-lineage myelopreservation data in the fourth quarter of 2018. Safety and anti-tumor efficacy data were presented at the 2019 ASCO Annual Meeting.

Phase 2 clinical trial in first-line treatment of SCLC with a checkpoint inhibitor

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with extensive stage SCLC receiving carboplatin and etoposide. We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017. The goals of the clinical trial are to evaluate the safety, OS, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with Tecentriq and chemotherapy. We completed enrollment in the first quarter of 2018. We reported positive multi-lineage myelopreservation data and preliminary progression free survival (PFS) in November 2018, and presented updated safety and anti-tumor efficacy data at the 2019 ESMO Congress.

Phase 2 clinical trial in metastatic Triple Negative Breast Cancer (mTNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that enrolled 102 patients with first, second or third-line mTNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myelopreservation, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin. We completed enrollment in the second-quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary data demonstrating improvement in progression-free survival (PFS). We presented additional safety and anti-tumor efficacy data at the 2019 ESMO Congress. The results of the trial demonstrated significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoint, patients receiving trilaciclib were able to receive ~50% more cycles of chemo, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress and concurrently published in The Lancet Oncology.

Trilaciclib: regulatory status

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected to date across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2020.

Rintodestrant (formerly known as G1T48): Our oral SERD

Rintodestrant is a potential best-in-class oral SERD being developed as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, the Company initiated a Phase 1/2a (does escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the ESMO 2019 Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial and expect to initiate enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Market opportunity for rintodestrant

Breast cancer accounts for 30% of all female cancers in the United States. The major cause of death from breast cancer is metastases, and approximately 30% of early-stage patients develop metastatic disease. Approximately 65% of breast cancers are ER+ and depend on estrogen signaling for growth and survival of the malignant cells. Patients with ER+ breast cancers are typically treated with endocrine therapies such as aromatase inhibitors, or AIs, selective estrogen receptor modulators, or SERMs, and SERDs. AIs, which block the generation of estrogen, and SERMs, which selectively inhibit an ER’s ability to bind estrogen, both block ER-dependent signaling but leave functional ERs present in breast cancer cells. For this reason, although AIs and SERMs are effective treatments for some breast cancers, many patients acquire resistance to them by developing the ability to signal through the ER in a ligand-independent manner. In contrast, SERDs are a class of endocrine therapies that directly induce ER degradation. Therefore, it is believed that SERDs have the potential to treat ER+ tumors without allowing ligand-independent resistance to develop, and to act on AI- and SERM-resistant ER-positive tumors. Currently only one SERD, fulvestrant, is approved for the treatment of ER+ metastatic breast cancer. Randomized clinical trials have demonstrated superior anti-tumor efficacy of fulvestrant versus aromatase inhibitors.

Fulvestrant is administered as an IM injection, and requires a loading dose during the first month of treatment. This means it is typically given on days 1, 15, and 29 of treatment and then once monthly thereafter. Each treatment typically consists of two injections, one into each buttock. Injection site reactions are common, occurring in approximately 10% of patients. Injection site related events including sciatica, neuralgia, neuropathic pain, and peripheral neuropathy have been reported. Other frequently reported adverse reactions with fulvestrant include nausea (9.7%) and bone pain (9.4%).

While fulvestrant has demonstrated significant benefit to patients in the metastatic setting, the intramuscular injections have precluded its use in the adjuvant setting. Given the validated MOA of a SERD, and demonstration of superior efficacy to aromatase inhibitors, there is significant potential to improve outcomes for patients being treated in the adjuvant setting.  Consequently, there are several oral SERDs in early clinical development, though no one candidate has emerged as a clear front runner as an oral alternative to fulvestrant based on early results.

Advantages of rintodestrant

We believe that rintodestrant has the potential to be first/best-in-class because of the following advantages:

•	Higher potency. In preclinical models of ER+, HER2- breast cancer, rintodestrant is more potent than fulvestrant in binding and degrading the ER and inhibiting cell growth.
•	Improved safety and tolerability. Preliminary clinical data demonstrate that rintodestrant was well tolerated with a low incidence of mostly Grade 1 adverse effects, and no severe adverse events.
•	Ease of administration. The only approved SERD, fulvestrant, is required to be given via IM injection. We have designed rintodestrant to be administered orally.
•	Potential for usage in the adjuvant setting. Rintodestrant has the potential to offer superior efficacy to currently available anti-estrogen therapies in the adjuvant setting.

Rintodestrant: Preclinical and clinical development

We have presented extensive biochemical, cellular and in vivo data on rintodestrant demonstrating that it: has drug-like properties, is highly potent, is active on ER mutant receptors, is highly selective, leads to complete ER degradation, demonstrated a favorable safety profile, and has oral efficacy.

We initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in 2018 with the goal of evaluating the safety, tolerability, and PK of the drug in breast cancer patients. Preliminary Phase 1 data were presented at the 2019 ESMO Congress. In the trial, rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients.

We have completed enrollment of the dose escalation and dose expansion portions of the trial and expect to initiate enrollment of patients receiving rintodestrant in combination with the CDK4/6 inhibitor palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Lerociclib: Our differentiated oral CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib), with fewer dose-limiting toxicities and potential for less frequent blood count monitoring. Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1b data from our Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the ASCO 2018 Annual Meeting. Additional data from this trial were presented at the San Antonio Breast Cancer Symposium in December 2019. We also initiated a Phase 1b/2 combination trial with the epidermal growth factor reception (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer.  Initial safety and tolerability data from this trial were presented at the ESMO 2019 Congress. G1 is currently exploring partnering opportunities to continue to advance clinical development of lerociclib.

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

Advantages of lerociclib

We believe that lerociclib is differentiated from other CDK 4/6 inhibitors due to the following properties:

•

Less myelotoxicity. In preclinical studies, lerociclib has demonstrated less myelotoxicity than palbociclib, but equivalent anti-tumor efficacy. We believe this is due to the inherently different PK properties of lerociclib.

•

Potential for continuous daily dosing. Patients on palbociclib and ribociclib can only be given the drug on a 21 days-on, followed by 7 days-off, schedule. Even with this dosing holiday, dose-delays and dose reductions due to persistent neutropenia are common. Our preclinical data and clinical data to date with lerociclib support the potential for continuous daily dosing with less dose-limiting neutropenia.

•	Improved cardiovascular and liver safety. Lerociclib has not shown any of the QT prolongation issues (seen with ribociclib) and liver injury (seen with ribociclib and abemaciclib).
•	Improved tolerability profile. We have designed lerociclib to be selective for CDK4/6, which we believe will have an improved tolerability profile.
•

Greater potential for combination therapies. We believe that lerociclib’s safety profile may enable it to be combined more easily with other therapies. Lerociclib, to our knowledge, is the only selective CDK4/6 inhibitor in development that is not currently owned by a large pharmaceutical company. We believe that other pharmaceutical and biotech companies with targeted therapies may want to test a combination of their therapies with lerociclib. Accordingly, we are exploring partnership opportunities with these companies.

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

Completed Phase 1 clinical trial

In the fourth quarter of 2016, we completed a Phase 1 clinical trial of lerociclib in 75 healthy volunteers. The goals of the clinical trial were to obtain PK and safety data to inform appropriate starting dose(s) for studies in patients. There were no DLTs, SAEs, or grade 3/4 AEs reported in this study.

Clinical trials – enrollment completed

Lerociclib (oral CDK4/6 inhibitor):

Indications	Regimen	Phase	Status
ER+, HER2- Breast Cancer	fulvestrant	1b/2a	Latest data presented at the 2019 SABCS Congress
EGFR mutant Non-small Cell Lung Cancer	+ Tagrisso	1b	Preliminary Phase 1b data presented at the 2019 ESMO Congress

Phase 1b/2a clinical trial in ER+, HER2- breast cancer

In January 2017, we initiated a Phase 1b/2a trial in ER+, HER2- breast cancer patients in combination with fulvestrant, an FDA-approved SERD. All patients in the trial are being administered lerociclib orally continuously without a treatment holiday and intramuscular, or IM, fulvestrant per the label.

We reported positive preliminary safety and efficacy Phase 1b data at the 2018 American Society of Clinical Oncology (ASCO) annual meeting, and updated data at the 2019 SABCS Congress. Lerociclib has a shorter half-life and larger volume of distribution than Ibrance and Kisqali and has not shown drug accumulation. All of the enrolled patients had a decline in neutrophil counts, which was expected due to a mechanism-based decrease in neutrophil production caused by lerociclib, which also occurs with other CDK4/6 inhibitors such as Ibrance and Kisqali. No cardiovascular or liver side effects have been reported so far and there have been no lerociclib-related SAEs. The incidence of gastrointestinal AEs reported so far are similar to Ibrance and Kisqali and less than Verzenio. These early clinical data indicate the potential for continuous daily dosing of lerociclib incombination with fulvestrant without a dose-holiday, and the potential for improved tolerability compared to other marketed CDK4/6 inhibitors.

Phase 1b clinical trial in Non-Small Cell Lung Cancer (NSCLC) in combination with Tagrisso

In the first quarter of 2018, we initiated a Phase 1b clinical trial in EGFR-mutant NSCLC patients in combination with Tagrisso, and FDA-approved epidermal growth factor receptor tyrosine kinase inhibitor. The goals of the clinical trial are to evaluate the safety, PK, and anti-tumor activity of lerociclib in combination with Tagrisso and to determine the dose to be used in future trials. Preliminary Phase 1b data were presented at the 2019 ESMO Congress.

Our Business Strategy

Our goal is to be a leader in the discovery and development of novel treatments that improve outcomes for people with cancer. Our strategy includes the following key components:

•

Commercialize trilaciclib for SCLC in the US. We are preparing to bring trilaciclib to SCLC patients upon approval in the US. We are exploring partnership opportunities to commercialize trilaciclib ex-US.

•

Develop trilaciclib in combination with chemotherapy and chemotherapy/immunotherapy treatment regiments across multiple indications. We believe that trilaciclib has the potential to be used to treat patients receiving myelosuppressive chemotherapy across multiple oncology indications.

•

Develop rintodestrant as a monotherapy and in combination with CDK4/6 inhibitors, initially palbociclib. Our short-term goal is to generate additional clinical data to demonstrate rintodestrant’s potential as a best-in-class oral SERD.  Our vision for rintodestrant is move it into the adjuvant setting, to provide those with ER+ breast cancer the benefit of an oral SERD.

•

Explore partnership opportunities to develop lerociclib as a differentiated treatment across multiple cancer indications. We believe that lerociclib has the potential for less dose-limiting neutropenia than Ibrance and Kisqali and an improved safety/tolerability profile versus Kisqali and Verzenio. We are exploring partnerships to develop lerociclib across multiple cancer indications.

Commercialization

We plan to globally commercialize our product candidates through the establishment of collaboration agreements with global and/or regional pharmaceutical companies to leverage our and their development and commercialization infrastructures and capabilities, enabling us to cost-effectively maximize the global commercial opportunities of our product candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical studies and clinical trials, as well as for the commercial manufacture of our drugs if any of our product candidates receive marketing approval. To date, we have obtained drug substances and drug products for trilaciclib, rintodestrant and lerociclib for our preclinical studies and clinical trials from multiple third-party manufacturers. Redundant suppliers are in place for some of our drug substances and drug products.  As development proceeds for our product candidates, we will evaluate qualifying additional redundant manufacturers for drug substances and drug products.

Although we are reliant on third parties to manufacture our product candidates, we have personnel with extensive manufacturing experience to oversee the relationships with our CMOs. CMOs are subject to extensive governmental regulations and we depend on them to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP. We have an established quality assurance program to ensure that the CMOs involved in the manufacture of product candidates do so in accordance with cGMP and other applicable U.S. and foreign regulations. We believe that our current CMO network complies with such regulations.

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

If rintodestrant is approved, it will compete with AstraZeneca’s approved IM SERD, fulvestrant. Rintodestrant would also compete with other oral SERDs in development including: RAD1901, being developed by Radius Health; GDC-9545, being developed by Genentech; AZD9833, being developed by AstraZeneca; SAR439859, being developed by Sanofi; LY3484356, being developed by Eli Lilly; and ZN-c5, being developed by Zentalis. Rintodestrant may compete with multiple approved drugs or drugs that may be approved in the future for indications for which we may develop rintodestrant.

If lerociclib is approved, it will compete with Pfizer’s approved CDK4/6 inhibitor Ibrance; Novartis’s approved CDK4/6 inhibitor Kisqali; and Eli Lilly’s approved CDK4/6 inhibitor Verzenio.

Lerociclib may compete with multiple approved drugs or drugs that may be approved in the future for indications for which we develop lerociclib.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our CDK4/6 inhibitor molecules, including our CDK4/6 inhibitors in clinical trials and methods of treatment using our CDK4/6 inhibitors, alone and in combination with other therapeutic agents. We also seek protection on processes for the production of our CDK4/6 inhibitors, formulations incorporating our CDK4/6 inhibitors, combinations of our product candidates with other active agents and dosing schedules and regimens related to our CDK4/6 inhibitors. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications covering our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe, and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our drug products. See also the “Government Regulation and Product Approval” section below.

We are the sole owner or exclusive licensee of all of our patents and currently filed patent applications that cover our product candidates. Our intellectual property strategy is focused on patenting our CDK4/6 inhibitors, their uses, and methods of manufacturing as well as our licensed-in applications directed to selective estrogen receptor degraders and their uses, manufacture, and combination with our CDK 4/6 inhibitors. We have obtained eighteen composition-of-matter patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover our product candidates trilaciclib and lerociclib, and we continue to seek composition-of-matter patents on additional CDK4/6 inhibitors both in the United States and throughout the world. In addition, we have obtained nine patents in the United States on methods of treatment using a number of our CDK4/6 inhibitors, including claims that cover methods of using our product candidates trilaciclib and lerociclib. We continue to seek additional patents for our key CDK4/6 inhibitors and their uses in key therapeutic areas. We have also obtained a composition-of-matter patent, and a method of use patent, in the United States on SERD compounds that we have exclusively in-licensed from the University of Illinois Chicago. We also seek patent protection on methods of treatment that incorporate our CDK4/6 inhibitors in combination with other therapeutic agents to treat specific clinical indications and targeted patient populations. Furthermore, we seek, where appropriate, patent protection on processes of making certain CDK4/6 inhibitors, and intermediates used in the processes.

We continually assess and refine our intellectual property strategies as we develop new technologies and product candidates. We plan to file additional patent applications based on our intellectual property strategies where appropriate, including where we seek to adapt to competition or to improve business opportunities. Further, we plan to file patent applications, as we consider appropriate under the circumstances, to protect new technologies that we develop. Our patent filing strategy typically includes seeking patent protection in the United States, the European Union, and in additional countries where we believe such protection is likely to be useful, including one or more of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Macau, Russia, Singapore, and South Korea.

Our owned and in-licensed patent estate as of December 31, 2019, on a worldwide basis, includes over 350 granted or pending patent applications spread over more than 30 patent families with 31 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. However, the term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (USPTO) (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current issued patents covering the composition of matter for our present clinical candidates trilaciclib and lerociclib will expire in 2031, exclusive of any patent term extension. Our current issued patents covering methods of use of trilaciclib and lerociclib will expire in 2034, exclusive of any patent term extension. Our in-licensed patent covering the composition of matter of our clinical candidate rintodestrant will expire in 2036, exclusive of any patent term extension. Our pending applications on additional methods of use of trilaciclib and lerociclib, should they issue, will expire on dates ranging from 2034 to 2039. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates.

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

Trilaciclib and lerociclib patent coverage

We own five issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; U.S. 9,957,276; U.S. 10,189,849; and U.S. 10,189,850) covering the trilaciclib compositions-of-matter and its pharmaceutical composition. We also own five issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; U.S. 9,481,691; U.S. 9,957,276; and U.S. 10,189,851) covering the lerociclib composition-of-matter and pharmaceutical composition. We own corresponding issued patents covering trilaciclib and lerociclib and their pharmaceutical compositions in Europe, Canada, Japan, Mexico, China, Macau, Australia, Russia, Korea, India, Hong Kong, Brazil, and Singapore, and an allowed application in Israel. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

In addition, we own two issued U.S. Patents (U.S. 9,487,530 and U.S. 10,085,992) covering the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for CDK4/6 replication independent cancer. This patent family covers, for example, SCLC treatment protocols involving chemotherapeutic agents carboplatin, etoposide, and/or topotecan along with trilaciclib for protection of healthy replicating cells like hematopoietic stem and progenitor cells. The patent filing also covers chemoprotection of healthy replicating cells with trilaciclib during the treatment of CDK4/6 independent cancer including triple negative breast cancer. Patents from this family have issued in Europe, China, Hong Kong, Macau, and Japan. A patent application from this family is pending in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We have filed applications in the United States, in the European Patent Office (EPO), Canada, China, Hong Kong, Australia, Brazil, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and the regional patent office of the Eurasian Patent Organization (EAPO) and the African Regional Intellectual Property Organization (ARIPO) that covers the administration of trilaciclib in combination with a PD-L1 inhibitor such as Tecentriq. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family that is directed to the use of lerociclib to treat RB-positive tumors. The family includes three issued U.S. Patents (U.S. 9,527,857; U.S. 10,076,523; and U.S. 10,434,104) and one pending US patent application. The ‘857 patent covers the use of lerociclib, to treat RB-positive breast cancer, colon cancer, ovarian cancer, NSCL cancer, prostate cancer, and glioblastoma, the ‘523 patent covers the use of lerociclib to treat Rb-positive breast cancer continuously for 28 days or more, and the ‘104 patent covers the use of lerociclib to treat Rb-positive breast cancer in combination with goserelin. Patents in this family have also issued in China, Hong Kong, Macau, and Japan, and a patent application is pending in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of trilaciclib or lerociclib as an anti-neoplastic agent against a T or B cell cancer. This patent filing is pending in the United States, Europe, Canada, and China, and has issued in Japan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We have filed patent applications in the United States, Europe, and China that covers the administration of lerociclib in combination with an EGFR inhibitor, for example osimertinib, for the treatment of EGFR-mutant cancers, most notably NSCLC. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of lerociclib in combination with a Bruton’s tyrosine kinase inhibitor or other selected active agents to treat RB-positive tumors. The family includes a granted U.S. patent (U.S. 10,231,969), a pending U.S. patent application and a pending European patent application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

Rintodestrant Patent Coverage

We have exclusively licensed from University of Illinois, or the University, two patent families that cover rintodestrant and related compounds and their pharmaceutical compositions and use as selective estrogen receptor down-regulators. Selected applications from these families are pending in ARIPO, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, United States, and South Africa. Two U.S. Patents (U.S. 10,118,910 and U.S. 10,377,735) have issued from this family. The expected year of expiration for these patent families, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law. Under the Exclusive License Agreement with the University, we have the right to prosecute the licensed applications, subject to review by the University.

We co-own, along with the University, patent applications files in the United States, Europe, Australia, Brazil, Canada, China, Israel, India, Japan, South Korea, Mexico, Russia, New Zealand, and the regional patent offices of ARIPO and the EAPO directed to the combination of rintodestrant and related compounds with lerociclib and related compounds for the treatment of estrogen-modulated disorders such as RB-positive breast cancer. We have exclusively licensed the University’s rights in this co-owned application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

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

Exclusive license for rintodestrant

In November 2016, we entered into a license agreement with the University of Illinois, the University, pursuant to which we obtained an exclusive, worldwide license to make, have made, use, import, sell and offer for sale certain SERDs, including rintodestrant, covered by patent rights owned by the University. The rights licensed to us are for all fields of use. The November 2016 license agreement was amended in March 2017.

Under the terms of the agreement we paid a one-time only, non-refundable upfront fee of $0.5 million, and we are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We will also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. We are also responsible for any future patent prosecution costs that may arise.

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

To obtain a marketing license for a new drug, or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application. The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product.

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

Brexit

The United Kingdom electorate voted in a referendum in June 2016 to voluntarily depart from the European Union, known as Brexit. In December 2019, the United Kingdom approved the Withdrawal Agreement and left the European Union (“Brexit”) on January 31, 2020. As the regulatory framework for pharmaceutical products in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. At this time it is unclear whether Brexit will have a material regulatory impact with respect to product candidates and products in the United Kingdom.

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

Employees

As of December 31, 2019, we had 104 full-time employees, including 75 in research and development and 29 in general and administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We have incurred significant operating losses since our inception. We incurred net losses of $122.4 million for the year ended December 31, 2019, $85.3 million for the year ended December 31, 2018, and $60.1 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $336.9 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue development of our product candidates, including additional clinical trials;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	achieve milestones requiring payment under our in-licensing programs;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies, and conducting clinical trials of trilaciclib, rintodestrant and lerociclib. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2019, we had $269.2 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations for greater than 12 months from the date of filing this Annual Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

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

•	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we may enter, if any;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies, such as rintodestrant, and the terms of such in-licenses;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that can take years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that may not be commercially available for some time, if ever. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity financings, debt financings, collaborations, strategic alliances and licensing arrangements. The sale of additional equity or convertible debt securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, limitations on declaring dividends and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties, and we could be required to do so at an earlier stage than otherwise would be desirable. In connection with any such collaborations, strategic alliances or licensing arrangements, we may be required to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Risks related to development of our product candidates

Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

We are currently evaluating our product candidates in clinical trials. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

If we are unable to successfully develop and commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We currently do not have any products that have gained marketing approval. We have invested substantially all of our efforts and financial resources identifying and developing our CDK4/6 inhibitor product candidates, trilaciclib and lerociclib, and our oral SERD product candidate, rintodestrant. Our ability to generate product revenues will depend on the successful development and eventual commercialization of one or more of our product candidates. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug. Each of our product candidates will require development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from drug sales.

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

Our development of a CDK4/6 to prevent or mitigate chemotherapy-induced myelosuppression is novel, unproven and rapidly evolving and may never lead to a marketable product.

Trilaciclib is a short-acting intravenous CDK4/6 inhibitor. The use of a CDK4/6 inhibitor to prevent or mitigate chemotherapy-induced myelosuppression is a novel approach and we believe that we are the only company currently developing a CDK4/6 inhibitor for this patient population. The scientific evidence to support the feasibility of developing this product candidate is both preliminary and limited. Even though trilaciclib has demonstrated positive results in clinical trials for small cell lung cancer, we may not succeed in demonstrating safety and efficacy of trilaciclib in additional indications.

Advancing this novel therapy creates significant challenges for us, including:

•	obtaining marketing approval for multiple indications, as the FDA and other regulatory authorities have limited experience with commercial development of a CDK4/6 inhibitor for this type of use;
•	educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates, if approved, into their treatment regimens; and
•	establishing sales and marketing capabilities upon obtaining any marketing approval to gain market acceptance of a novel therapy.

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Although the FDA granted Breakthrough Therapy Designation to trilaciclib, the receipt of such Breakthrough Therapy Designation by itself for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even though trilaciclib qualifies as a Breakthrough Therapy, the FDA may later decide that it no longer meet the conditions for qualification.

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

In addition, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to drug pricing, reduce the costs of drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The current administration’s proposed budget contains further drug price control measures that could be enacted or in other future legislation. Although any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Also, the FDA recently issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries as a means to lower drug prices.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. If trilaciclib is approved, it would compete with (a) existing growth factor support treatments, and (b)  multiple approved drugs or drugs that may be approved in the future for indications for which we may develop trilaciclib. If lerociclib is approved, it would compete with (a) Pfizer’s approved CDK4/6 inhibitor, Ibrance, (b) Novartis’s approved CDK4/6 inhibitor, Kisqali, (c) Eli Lilly’s approved CDK4/6 inhibitor, Verzenio, (d) if approved, other non-selective CDK4/6 inhibitor product candidates in clinical development, including product candidates being developed by FLX Bio and OncoMed Pharmaceuticals, and (e) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop lerociclib. If rintodestrant is approved, it would compete with (a) the approved intramuscular SERD, fulvestrant, being marketed by AstraZeneca, (b) if approved, other oral SERDs in development by Radius Health, Genentech, AstraZeneca, Sanofi, Eli Lilly and Zentalis; and (c) multiple approved drugs or drugs that may be approved in the future for indications for which we may develop rintodestrant.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical studies and clinical trials, as well as for the commercial manufacture of our drugs if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used to manufacture our product candidates (drug substance and drug product) must be approved by the FDA (and comparable foreign regulatory authority depending on where marketing authorizations are filed) before marketing authorizations are approved. Often, but not always, these inspections are triggered by marketing authorization submissions. We are completely dependent on our contract manufacturers for compliance with current Good Manufacturing Practices (cGMPs) in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and to the regulatory requirements of the FDA or comparable foreign regulatory authority, then we will not be able to use the products produced at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authority finds that these facilities do not comply with cGMP, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Further, our failure, or the failure of our third party manufacturers, to comply with these or other applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercialization efforts. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacements.

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

In order to conduct large-scale clinical trials of our product candidates, or successfully commercialize such product candidates, we will need to manufacture them in large quantities. We, or any of our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

The third parties upon which we rely for the supply of the drug substance, and drug products are our sole sources of supply and have limited capacity, and the loss of any of these suppliers could harm our business.

Some drug substances and drug products for our product candidates are supplied to us from single source suppliers with limited capacity. Our ability to successfully develop our product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substances and drug products in accordance with cGMP requirements and in sufficient quantities for clinical trials and commercialization.   It is possible that our suppliers of drug substance or drug product which are not dual-sourced could, for any reason, cease their operations.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide drug substances and drug products ideally prior to submission of an NDA to the FDA and/or an MAA to the EMA. Establishing additional or replacement suppliers for drug substances and drug products for our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified, or we may have to perform comparative studies comparing the drug product from a new manufacturer to the product used in any completed clinical trials. All of this may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of drug substance and drug product for our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit, or prevent our development efforts, which could harm our business, results of operations, financial condition, and prospects.

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

If we fail to comply with our obligations under the license agreement with the University of Illinois, we could lose license rights that are necessary for developing and commercializing rintodestrant.

Our exclusive license with the University of Illinois, or the University, for technology relating to rintodestrant imposes various development, commercialization, royalty payment, diligence and other obligations on us. Specifically, we are required to:

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

If we breach any of these obligations, the University may have the right to terminate the license, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology, including rintodestrant, or in a competitor’s gaining access to the licensed technology.

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

We are a clinical development company, and, as of December 31, 2019, had only 104 employees, which includes seven executive officers. We are highly dependent on the research and development, clinical and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We expect to potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

To manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

We or the third parties upon which we depend may be adversely affected by earthquakes, pandemics, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, pandemics such as the COVID-19 (coronavirus), or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of preclinical and clinical trials of our product candidates, including trilaciclib, rintodestrant and lerociclib;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in accounting principles;
•	changes in the structure of healthcare payment systems;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	changes in market conditions for pharmaceutical and biopharmaceutical stocks;
•	changes in general market, industry and economic conditions; and
•	the other factors described in this “Risk Factors” section.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Research Triangle Park, North Carolina, where we lease approximately 60,000 square feet of laboratory and office space.  This lease on our corporate headquarters commenced in September 2019 and expires on September 30, 2027. In addition, we currently have a lease on 20,700 square feet of laboratory and office space in Research Triangle Park, North Carolina which previously served as our corporate headquarters. This lease expires on December 31, 2022. None of our leases are material to our business operations. We believe our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

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

Holders

As of February 21, 2020, there were approximately 10 stockholders of record of our common stock.  Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Among G1 Therapeutics, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from May 17, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fiscal year 2019.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and accompanying notes included in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of and December 31, 2019 and 2018 from our audited financial statements included elsewhere in this Annual Report. The statement of operations data for the year ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 is derived from audited financial statements that are not included in this Annual Report.  Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except share and per share amounts)
Statements of Operations Data:
Grant revenue	$—	$—	$—	$—	$522
Operating expenses:
Research and development	89,002	70,683	53,881	25,161	12,730
General and administrative	40,039	18,603	7,087	5,230	3,216
Total operating expenses	129,041	89,286	60,968	30,391	15,946
Operating loss	(129,041)	(89,286)	(60,968)	(30,391)	(15,424)
Other income (expenses):
Other income	6,594	3,998	888	182	18
Change in fair value of warrant liability	—	—	(41)	(82)	(85)
Change in fair value of Series B purchase option liability	—	—	—	—	(4,772)
Total other income (expense), net	6,594	3,998	847	100	(4,839)
Net loss and comprehensive loss	(122,447)	(85,288)	(60,121)	(30,291)	(20,263)
Accretion of redeemable convertible preferred stock(1)	—	—	(4,757)	(4,405)	(1,427)
Net loss attributable to common shareholders	(122,447)	(85,288)	(64,878)	(34,696)	(21,690)
Basic and diluted net loss per share(2)	$(3.27)	$(2.56)	$(3.57)	$(23.33)	$(16.13)
Weighted average shares outstanding, basic and diluted(2)	37,499,256	33,316,719	18,197,970	1,486,986	1,344,584

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$269,208	$369,290	$103,812	$47,305	$22,938
Working capital(3)	251,234	357,771	92,957	42,276	21,582
Total assets	284,831	371,270	105,171	48,212	23,897
Redeemable convertible preferred stock	—	—	—	107,580	53,424
Total stockholders' equity/(deficit)	255,527	358,820	93,388	(64,993)	(31,695)

(1)	Subsequent to our initial public offering in May 2017, our redeemable convertible preferred stock was converted to common stock and no further accretion has been recorded.
(2)	See Note 9 to our financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.
(3)	We define working capital as current assets less current liabilities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our product portfolio is built on a drug discovery platform that targets key cellular pathways with proprietary medicinal chemistry. Our therapies are designed to improve outcomes for patients across multiple oncology indications.

Product Pipeline

The Company is advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant, formerly known as G1T48, is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2- breast cancer.  The Company also has discovery capabilities focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	Method of Action (MOA)	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	NDA filing SCLC Phase 2 TNBC

rintodestrant (f/k/a G1T48)	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2

Trilaciclib: preserving bone marrow and immune system function during chemotherapy and improving patient outcomes

Chemotherapy is an effective and important weapon against cancer. However, chemotherapy does not differentiate between healthy cells and cancer cells and kills both, including important stem cells in the bone marrow (hematopoietic stem and progenitor cells, or HSPCs) that produce white blood cells, red blood cells and platelets, and immune cells. This chemotherapy-induced bone marrow damage is known as myelosuppression. When white blood cells, red blood cells and platelets become depleted, chemotherapy patients are at increased risk of infection, experience anemia and fatigue, and are at increased risk of bleeding. Myelosuppression often requires the administration of rescue interventions such as growth factors and blood or platelet transfusions and may also result in chemotherapy dose delays and reductions. Immune cell damage may decrease the ability of the immune system to fight the cancer, as well as infection.

Trilaciclib is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. Our randomized clinical trials have demonstrated that trilaciclib can provide myelopreservation benefits (i.e. reduction of chemotherapy-induced myelosuppression effects) and, in certain settings, trilaciclib has the potential to improve survival. It is a short-acting CDK4/6 inhibitor that is administered intravenously prior to chemotherapy.

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

Based on these encouraging preliminary data, we advanced both SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multi-lineage myelopreservation results were reported in March 2018, with additional data reported at the European Society for Medical Oncology (ESMO) 2018 Congress and published in Annals of Oncology in 2019. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multi-lineage myelopreservation data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multi-lineage myelopreservation data in November 2018. Additional data, including myelopreservation and anti-tumor efficacy findings (as measured by overall survival, or “OS”), were reported at the 2019 ESMO Congress.

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2020.

Trilaciclib is also being evaluated in patients with breast cancer. In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September 2019, the Company presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive ~50% more cycles of chemo, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress, and were concurrently published in The Lancet Oncology. In January 2020, the Company announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures).

The Company is planning to initiate a randomized, placebo-controlled Phase 3 trial in colorectal cancer in the fourth quarter of 2020.

Rintodestrant (formerly known as G1T48): Our oral SERD

Rintodestrant is a potential first/best in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, the Company initiated a Phase 1/2a (does escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the ESMO 2019 Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial and expect to initiate enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Lerociclib: Our differentiated CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib), with fewer dose-limiting toxicities and potential for less frequent blood count monitoring. Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1b data from our Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the ASCO 2018 Annual Meeting. Additional data from this trial were presented at the San Antonio Breast Cancer Symposium in December 2019. We also initiated a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer. Initial safety and tolerability data from this trial were presented at the ESMO 2019 Congress. G1 is currently exploring partnering opportunities to continue to advance clinical development of lerociclib.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 million of revenue for the years ended December 31, 2019, 2018 and 2017, respectively. We do not expect to generate any revenue from any drug candidates that we develop unless and until we obtain regulatory approval and commercialize our drugs or enter into collaborative agreements with third parties. To date, we have financed our operations primarily through public offerings of equity securities and private placements of convertible debt and equity securities.  From inception through December 31, 2019, we raised an aggregate of $577.6 million to fund our operations.

As of December 31, 2019, we had cash and cash equivalents of $269.2 million. Since inception, we have incurred net losses. Our net losses were $122.4 million, $85.3 million and $60.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $336.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue development of our product candidates, including additional clinical trials
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, or the University. Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, the Company may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials, with payments made for the initial dosing for each phase of the clinical trials, as well as the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0.5 million was incurred during 2019. We will also be responsible for any future patent prosecution costs that may arise. See “Business—Intellectual Property—Exclusive License for rintodestrant.”

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2017, we had ongoing clinical trials for two of our product candidates, trilaciclib and lerociclib, and began incurring costs related to our rintodestrant product candidate as we prepared to initiate a clinical trial in 2018. In 2019, we had three clinical-stage product candidates, trilaciclib, rintodestrant and lerociclib.

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

We expect to continue to incur additional general and administrative expenses in 2020 as we support continued research and development activities and support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities, pre-commercialization costs and other administration and professional services.

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

Accrued research and development expenses

As part of the process of preparing our financial statements, we estimate and accrue research and development expenses, including external clinical study costs associated with clinical trial activities. The process involves reviewing contracts and purchase orders, identifying services that have been provided on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual costs.

Costs for clinical trial activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Our estimates of accrued external clinical study costs as of each balance sheet date are based on the facts and circumstances known at the time.

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

Warrant liability

Warrants to purchase our preferred stock have been classified as liabilities and recorded at their estimated fair value. In each reporting period, any change in fair value of the warrants has been recorded as expense in the case of an increase in fair value and income in the case of a decrease in fair value. We used significant assumptions in estimating the fair value of our warrant liability including the estimated volatility, risk free interest rate, estimated fair value of our redeemable convertible preferred shares and the estimated life of the warrant. These assumptions were used in our option pricing method and the probability weighted expected return method, a blend of which were considered in establishing fair value. Following the initial public offering in May 2017, the warrant liabilities no longer exist and are therefore no longer reflected on the balance sheets presented as of December 31, 2019.

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

We recognize compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as we do options for employees; however, the fair value of the stock options granted to non-employees is re-measured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered. In accordance with the implementation of ASU No. 2018-07 on January 1, 2019, the fair value of non-employee stock options is no longer be re-measured each reporting period

We recorded non-cash stock-based compensation expense for employee and non-employee stock option grants of $16.4 million, $10.2 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We calculate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

•

we do not have sufficient history to estimate the volatility of our common stock; we calculate expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available as we do not have sufficient history to estimate volatility using only our common stock; in 2019, we began incorporating our historical stock price in conjunction with selected similar publicly traded companies; we plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants;

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

See “Note 8 – Stock Option Plan” to the accompanying audited financial statements included in Item 15 of this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2019, 2018 and 2017.

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

 At December 31, 2019, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $286.1 million, which are available to offset future taxable income. Of the $286.1 million available, $92.7 million will begin to expire in 2029. The remaining $193.4 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. Our NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, we had state net operating loss carryforwards totaling approximately $292.9 million, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. Because we had incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2019, we also had federal research and development (R&D) credit carryforwards of approximately $10.9 million available to offset future income tax which begin to expire in 2034.

Our ability to utilize its net operating loss and research and development credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.

In April 2019, we completed an evaluation study as to whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million on federal net operating loss carryforwards, $1.2 million on state net operating loss carryforwards, and $0.1 million on R&D tax credit carryforwards, thereby reducing the federal net operating loss which remains to approximately $286.1 million, state net operating loss which remains to $292.9 million, and the R&D tax credit carryforward to $10.9 million at December 31, 2019. We continue to maintain a valuation allowance on the remaining NOLs as we believe that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The only significant impact to was the remeasurement of its net deferred tax asset in 2017 based on the newly enacted 21% federal corporate income tax rate, which was effective beginning in tax year 2018.

Results of operations

Comparison of the year ended December 31, 2019 and December 31, 2018

	Year Ended December 31,		Change
	2019	2018	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	89,002	70,683	18,319
General and Administrative	40,039	18,603	21,436
Total Operating Expenses	129,041	89,286	39,755
Loss from Operations	(129,041)	(89,286)	(39,755)
Other Income	6,594	3,998	2,596
Net Loss	$(122,447)	$(85,288)	$(37,159)

Revenue

Revenue was $0 for the years ended December 31, 2019 and December 31, 2018.

Research and development

Research and development expenses were $89.0 million for the year ended December 31, 2019 as compared to $70.7 million for the year ended December 31, 2018. The increase of $18.3 million, or 26%, was primarily due to an increase of $11.8 million in our clinical program costs which reflects increased costs in our ongoing clinical trials, increased headcount-related expenses to support these trials, and costs associated with seeking regulatory approval for our product candidates. The increase in research and development expenses was also due to an increase of $6.0 million in costs for manufacturing of active pharmaceutical ingredient and drug product to support our clinical trials, as well as an increase of $0.5 million in external costs related to discovery and preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and rintodestrant, and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Clinical Expenses—trilaciclib	$36,196	$35,116
Clinical Expenses—rintodestrant	8,334	2,251
Clinical Expenses—lerociclib	13,041	8,383
Chemical Manufacturing and Development	23,364	17,323
Discovery and Pre-clinical Expenses	8,067	7,610
Total Research and Development Expenses	$89,002	$70,683

General and administrative

General and administrative expenses were $40.0 million for the year ended December 31, 2019 as compared to $18.6 million for the year ended December 31, 2018. The increase of $21.4 million, or 115%, was due to an increase of $8.1 million in personnel related costs due to increased headcount, of which $5.2 million related to non-cash stock compensation expense, an increase of $5.5 million in pre-commercialization activities, an increase of $3.1 million in medical affairs costs related to trilaciclib, an increase of $1.6 million in information technology systems and related expenses, and an increase of $3.1 million professional services, insurance, and other administrative costs.

Total other income (expense), net

Total other income, net was $6.6 million for the year ended December 31, 2019 as compared to $4.0 million for the year ended December 31, 2018. The increase in income of $2.6 million was due to additional interest income earned on a higher balance of cash and cash equivalents during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

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

Revenue

Revenue was $0 for the years ended December 31, 2018 and December 31, 2017.

Research and development

Research and development expenses were $70.7 million for the year ended December 31, 2018 as compared to $53.9 million for the year ended December 31, 2017. The increase of $16.8 million, or 31%, was primarily due to an increase of $14.2 million in our clinical program costs which reflects increased costs in our ongoing clinical trials, as well as increased headcount-related expenses to support these trials.  The increase in research and development expenses was also due to an increase in costs for manufacturing of active pharmaceutical ingredient and drug product to support our clinical trials, offset by a decrease in external costs related to preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, lerociclib and rintodestrant, and unallocated research and development expenses for the periods indicated::

	Year Ended December 31,
	2018	2017
	(in thousands)
Clinical Expenses—trilaciclib	$35,116	$26,801
Clinical Expenses—rintodestrant	2,251	366
Clinical Expenses—lerociclib	8,383	4,336
Chemical Manufacturing and Development	17,323	13,142
Discovery and Pre-clinical Expenses	7,610	9,236
Total Research and Development Expenses	$70,683	$53,881

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

Total other income (expense), net

Total other income, net was $4.0 million for the year ended December 31, 2018 as compared to $0.8 million for the year ended December 31, 2017. The increase  of $3.2 million was due to additional interest income earned on a higher balance of cash and cash equivalents during the year ended December 31, 2018 as compared to the year ended December 31, 2017

Liquidity and Capital Resources

We have incurred significant operating losses since our inception. We incurred net losses of $122.4 million for the year ended December 31, 2019, $85.3 million for the year ended December 31, 2018, and $60.1 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $336.9 million. Our product candidates span a range from preclinical development to Phase 2 clinical trials, and it may be several years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through sales of our preferred and common stock. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

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

At-the-market offering

On June 15, 2018, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to

$125.0 million from time to time through Cowen, acting as our agent. Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of December 31, 2019 we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $269.2 million.  We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for greater than 12 months following the filing of this Annual Report. In order to complete the process of obtaining regulatory approval for our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(99,571)	$(74,307)	$(50,519)
Net cash used in investing activities	(2,716)	(709)	(294)
Net cash provided by financing activities	2,705	340,494	107,320
Net change in cash, cash equivalents and restricted cash	$(99,582)	$265,478	$56,507

Net cash used in operating activities

During the year ended December 31, 2019, net cash used in operating activities was $99.6 million, which consisted of a net loss of $122.4 million, partially offset by non-cash stock compensation expense of $16.4 million, working capital adjustments of $6.0 million and $0.4 million of depreciation expense.

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

Net cash used in investing activities

Net cash used in investing activities was $2.7 million, $0.7 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net cash used in investing activities represented purchases of property and equipment, primarily associated with laboratory equipment and leasehold improvements for new office space.

Net cash provided by financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $2.7 million in net proceeds from the exercise of stock options.

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

•	our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we enter;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies, such as rintodestrant, and the terms of such in-licenses;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual obligations, commitments and contingencies

Our principal commitments consist of obligations under our clinical trial commitments, consulting fees and operating lease commitments. The following table summarizes these contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Operating lease obligations(1)	$13,714	$1,459	$4,087	$3,313	$4,855
Total contractual obligations(2,3)	$13,714	$1,459	$4,087	$3,313	$4,855

(1)

Represents future minimum lease payments under the non-cancelable lease for our headquarters in Research Triangle Park, NC and our former headquarters in Research Triangle Park, NC. The lease for the new office space commenced in September 2019 for approximately 60,000 square feet of laboratory space and office space in Research Triangle Park, NC. The lease will expire in September 2027, with the Company having the option to renew for an additional 5 years. The lease for our former headquarters will expire in December 2022. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)

We enter into agreements in the normal course of business with contract research organizations (CROs) for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30-60 days prior written notice. As of December 31, 2019, we have several on-going clinical studies in various stages. Under agreements with various CROs and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Also, the above amounts exclude potential payments to be made under our license agreement for rintodestrant with the University of Illinois that are based on the progress of rintodestrant, as these payments are not determinable.

(3)

Effective on October 22, 2019, we entered into a Product Agreement with Patheon Manufacturing Services, LLC as issued under the Master Manufacturing Services Agreement dated August 27, 2019 to manufacture and supply trilaciclib for commercial production. The initial term of the agreement is effective until December 31, 2024. If the annual volume of product ordered does not meet a specified amount, a true-up payment to this minimum will be due at the end of the applicable year. This minimum purchase amount was excluded from the table above as the conditions of the committed amount make it undeterminable at this time.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $269.2 million as of December 31, 2019, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as December 31, 2019.

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

As of December 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the fiscal year 2019, the Company implemented a new enterprise resource planning (ERP) system. The new ERP system replaced our existing accounting systems and the general ledger. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Management and Corporate Governance” and “Code of Conduct and Ethics.

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

4.2	Description of Securities of the Registrant.
4.3

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

10.11*

Employment Agreement by and between the Registrant and Mark Avagliano, dated as of July 29, 2019, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019 (File No. 001-38096), and incorporated herein by reference.

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

10.14*

Employment Agreement, by and between the Registrant and Rajesh K. Malik, M.D., dated July 1, 2014, as amended; First Amendment effective May 5, 2017, filed as Exhibit 10.5 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference; and Second Amendment effective June 12, 2019, filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on June 13, 2019 (File No. 001-38096), and incorporated herein by reference.

10.15*

Amended and Restated Employment Agreement by and between the Registrant and Jennifer K. Moses dated May 8, 2019, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-38096), and incorporated herein by reference.

10.16*	Employment Agreement by and between the Registrant and Terry Murdock, dated as of August 1, 2017, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 8, 2017 (File No. 001-38096) incorporated herein by reference; and First Amendment effective June 12, 2019, filed as Exhibit 10.3 to the Registrant’s Form 8-K filed on June 13, 2019 (File No. 001-38096), and incorporated herein by reference.
10.17*

Employment Agreement by and between the Registrant and Barclay A. Phillips, dated as of November 13, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2017 (File No. 001-38096), and incorporated herein by reference.

10.18*

Separation and Transition Agreement by and between Registrant and Barclay Phillips, dated as of May 8, 2019, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019 (File No. 001-38096), and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: February 26, 2020	By:	/s/ Mark A. Velleca
Mark A. Velleca, M.D., Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark A. Velleca	President, Chief Executive Officer and Director	February 26, 2020
Mark A. Velleca, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jennifer K. Moses	Chief Financial Officer	February 26, 2020
Jennifer K. Moses	(Principal Financial and Accounting Officer)

/s/ Fredric N. Eshelman	Director	February 26, 2020
Fredric N. Eshelman, Pharm.D.

/s/ Willie A. Deese	Director	February 26, 2020
Willie A. Deese

/s/ Glenn P. Muir	Director	February 26, 2020
Glenn P. Muir

/s/ Garry A. Nicholson	Director	February 26, 2020
Garry A. Nicholson

/s/ Seth A. Rudnick	Director	February 26, 2020
Seth A. Rudnick, Ph.D.
/s/ Cynthia L. Schwalm	Director	February 26, 2020
Cynthia L. Schwalm

/s/ Andrew P. Witty	Director	February 26, 2020
Sir Andrew P. Witty

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of G1 Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of G1 Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued External Clinical Study Costs

As described in Notes 2 and 5 to the financial statements, management estimated and accrued research and development expenses including external clinical study costs associated with clinical trial activities. The Company’s accrued external clinical study costs were $8 million as of December 31, 2019. The process of estimating and accruing expenses involved reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Costs for clinical trial activities were estimated based on an evaluation of the vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Management determined accrual estimates through reports from and discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed.

The principal considerations for our determination that performing procedures relating to accrued external clinical study costs is a critical audit matter is there was significant judgment by management in estimating the costs incurred to date, specifically progress towards completion of specific tasks. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to cost estimates made by management to establish accrued external clinical study costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of accrued external clinical study costs. These procedures also included, among others, (i) testing management’s process for estimating  accrued external clinical study costs, (ii) evaluating the appropriateness of the method used by management to develop the estimate, (iii) evaluating the reasonableness of significant assumptions, including the progress towards completion of specific tasks and the associated cost incurred for services the Company has not yet been invoiced or otherwise notified of the actual cost, and (iv) testing the completeness and accuracy of the data inputs to the model including actual billed expenses.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

February 26, 2020

We have served as the Company’s auditor since 2014.

G1 Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash and cash equivalents	$269,208	$369,290
Restricted cash	$63	—
Prepaid expenses and other current assets	1,732	843
Total current assets	271,003	370,133
Property and equipment, net	3,538	1,137
Restricted cash	437	—
Operating lease assets	9,853	—
Total assets	$284,831	$371,270
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,684	$3,377
Accrued expenses	15,403	8,985
Other current liabilities	682	—
Total current liabilities	19,769	12,362
Operating lease liabilities	9,535	—
Other non-current liabilities	—	88
Total liabilities	29,304	12,450
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 37,638,260 and 37,268,792 shares issued as of December 31, 2019 and December 31, 2018, respectively; 37,611,594 and 37,242,126 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	592,384	573,230
Accumulated deficit	(336,853)	(214,406)
Total stockholders’ equity	255,527	358,820
Total liabilities and stockholders' equity	$284,831	$371,270

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Grant revenue	$—	$—	$—
Operating expenses
Research and development	89,002	70,683	53,881
General and administrative	40,039	18,603	7,087
Total operating expenses	129,041	89,286	60,968
Operating loss	(129,041)	(89,286)	(60,968)
Other income (expense)
Other income	6,594	3,998	888
Change in fair value in warrant liability and other liabilities	—	—	(41)
Total other income, net	6,594	3,998	847
Net loss	$(122,447)	$(85,288)	$(60,121)
Accretion of redeemable convertible preferred stock	—	—	(4,757)
Net loss attributable to common stockholders	$(122,447)	$(85,288)	$(64,878)
Net loss per share attributable to common stockholders, basic and diluted	$(3.27)	$(2.56)	$(3.57)
Weighted average common shares outstanding, basic and diluted	37,499,256	33,316,719	18,197,970

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Preferred stock series C		Preferred stock series B		Preferred stock series A		Preferred stock series 1		Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2016	5,609,398	$51,424	7,642,734	$40,355	4,998,895	$14,431	682,026	$1,370	1,504,947	$—	(26,666)	$(8)	$—	$(64,985)	$(64,993)
Accretion of redeemable, convertible preferred stock	—	3,732	—	620	—	235	—	171	—	—	—	—	(745)	(4,012)	(4,757)
Initial public offering	—	—	—	—	—	—	—	—	7,781,564	1	—	—	108,502	—	108,503
Automatic conversion of preferred stock	(5,609,398)	(55,156)	(7,642,734)	(40,975)	(4,998,895)	(14,666)	(682,026)	(1,541)	18,933,053	2	—	—	112,335	—	112,337
Automatic conversion of preferred warrants	—	—	—	—	—	—	—	—	—	—	—	—	208	—	208
Exercise of common stock options	—	—	—	—	—	—	—	—	160,579	—	—	—	214	—	214
Exercise of common stock warrants	—	—	—	—	—	—	—	—	40,368	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,394	—	3,394
IPO financing costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,398)	—	(1,398)
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(60,121)	(60,121)
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	28,420,511	$3	(26,666)	$(8)	$222,511	$(129,118)	$93,388
Public offering (Follow-on Financings)	—	—	—	—	—	—	—	—	7,360,000	1	—	—	303,521	—	303,522
Public offering (ATM)	—	—	—	—	—	—	—	—	752,008	—	—		36,068		36,068
Exercise of common stock options	—	—	—	—	—	—	—	—	736,273	—	—	—	1,797	—	1,797
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	10,225	—	10,225
Stock financing costs	—	—	—	—	—	—	—	—	—	—	—	—	(892)	—	(892)
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(85,288)	(85,288)
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	—	—	—	—	—	—	—	—	369,468	—	—	—	2,705	—	2,705
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	16,449	—	16,449
Net loss during year	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,447)	(122,447)
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(122,447)	$(85,288)	$(60,121)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	356	175	89
Stock-based compensation	16,449	10,225	3,394
Gain/loss on disposal of property and equipment	—	8	6
Increase in fair value of warrant activity	—	—	41
Change in operating assets and liabilities
Prepaid expenses and other assets	(219)	113	(253)
Accounts payable	248	(1,002)	1,578
Accrued Expenses	6,042	1,446	4,709
Deferred Rent	-	16	38
Net cash used in operating activities	(99,571)	(74,307)	(50,519)
Cash flows from investing activities
Purchases of property and equipment	(2,716)	(709)	(294)
Net cash used in investing activities	(2,716)	(709)	(294)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	2,705	1,797	215
Proceeds from public offering, net of underwriting fees and commissions	—	339,589	108,503
Payment of public offering costs	—	(892)	(1,398)
Net cash provided by financing activities	2,705	340,494	107,320
Net change in cash, cash equivalents and restricted cash	(99,582)	265,478	56,507
Cash, cash equivalents and restricted cash
Beginning of period	369,290	103,812	47,305
End of period	$269,708	$369,290	$103,812
Non-cash investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$43	$107	$—
Accretion of redeemable convertible preferred stock	$—	$—	$4,757
Purchases of equipment in accounts payable and accrued expenses	$41	$100	$—
Conversion of preferred stock and preferred warrants to common stock and common warrants	$—	$—	$112,545
Operating lease liabilities arising from obtaining right-of-use asset	$8,947	$—	$—

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

The Company is advancing three clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant (formerly known as G1T48) is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including estrogen receptor-positive, HER2-negative (ER+, HER2-) breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Based on discussions with European regulatory authorities, the Company plans to submit a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC in the second half of 2020. In September 2019, the Company presented updated data from a randomized Phase 2 trial of trilaciclib in combination with chemotherapy in metastatic triple-negative breast cancer (mTNBC). The results of the trial demonstrated significant improvement in overall survival, or “OS” (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive ~50% more cycles of chemo, without additional hematological toxicity. These data were presented at the 2019 European Society for Medical Oncology (ESMO) Congress and were concurrently published in The Lancet Oncology. In January 2020, the Company announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The Company is planning to initiate a randomized, placebo-controlled Phase 3 trial in colorectal cancer in the fourth quarter of 2020.

The Company is developing rintodestrant, a potential best-in-class oral SERD, as a monotherapy and in combination with the CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 potion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial and expect to initiate enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. In 2018, the Company reported encouraging preliminary Phase 1b data from its Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) and will report additional Phase 1b/2a data from this trial at the San Antonio Breast Cancer Symposium on December 11, 2019. The Company also initiated a Phase 1b/2 combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer. Initial safety and tolerability data from this trial were presented at the 2019 ESMO Congress. The Company is currently exploring partnering opportunities to continue to advance clinical development of lerociclib.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2019, the Company had an accumulated deficit of $336.9 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities.

As of December 31, 2019, the Company had cash and cash equivalents of $269.2 million.   The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for greater than 12 months from the date of filing this Annual Report.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2019 and 2018 consist of amounts on deposit in banks, including checking accounts, money market accounts and certificates of deposit. Cash deposits are all in financial institutions in the United States. As part of the lease for the new office space, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value based on discounted estimates of future cash flows. For the years ended December 31, 2019, 2018 and 2017, the Company’s management evaluated its long-lived assets and determined no impairment charge was needed.

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

Each reporting period, management estimated and accrued research and development expenses, including external clinical study costs associated with clinical trial activities. The process of estimating and accruing expenses involved reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs.

Costs for clinical trial activities were estimated based on an evaluation of vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. The estimates of accrued external clinical study costs as of each balance sheet date are based on the facts and circumstances known at the time.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At  December 31, 2019 and 2018 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2019
Assets
Money market funds	$252,563	$—	$—	$252,563
Certificates of Deposit	15,873	—	—	15,873
Total assets at fair value:	$268,436	$—	$—	$268,436

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2018
Assets
Money market funds	$352,934	$—	$—	$352,934
Certificates of Deposit	15,501	—	—	15,501
Total assets at fair value:	$368,435	$—	$—	$368,435

Patent costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent-related legal expenses included in general and administrative costs were approximately $2,114 thousand, $1,352 thousand, and $997 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2019 and 2018, the Company had no such accruals.

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

The Company accounts for stock-based non-employee compensation arrangements by recording the expense of such services based on the fair value of the equity instrument as estimated using the Black-Scholes pricing model. The fair value of the equity instrument is charged to operating expense over the term of the service agreement. In accordance with the implementation of ASU No. 2018-07 on January 1, 2019, the fair value of non-employee stock options is no longer be re-measured each reporting period.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our balance sheet at December 31, 2019. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31, 2019	December 31, 2018

Computer equipment	$332	$246
Laboratory equipment	871	611
Furniture and fixtures	1,071	293
Leasehold improvements	1,941	238
Construction in progress	—	71
Accumulated depreciation	(677)	(322)
Property and equipment, net	$3,538	$1,137

Depreciation expenses relating to property and equipment were $356 thousand, $175 thousand, and $89 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0.5 million was incurred during 2019. The Company will be responsible for any future patent prosecution costs that may arise.

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

5. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	December 31, 2019	December 31, 2018

Accrued external research	$2,737	$1,242
Accrued professional fees	$1,487	$349
Accrued external clinical study costs	7,996	4,692
Accrued compensation expense	3,183	2,693
Deferred rent, current portion	-	9
Accrued expenses	$15,403	$8,985

6. Leases

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

 The tables below reflect the Company’s lease position and weighted-average lease terms and discount rates for our operating leases as of December 31, 2019. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$9,853
Total lease assets		$9,853

Liabilities
Current
Operating	Other current liabilities	$682
Non-current
Operating	Operating lease liabilities	9,535
Total lease liabilities		$10,217

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Weighted-average discount rate
Operating leases	7.7%

The table below presents information related to the lease costs for operating leases (in thousands):

		Year Ended December 31,
(in thousands)	Classification	2019	2018	2017

Operating lease costs (a)	Research and development	$609	$298	$207
	General and administrative	368	83	45
Total operating lease costs		$977	$381	$252
(a) Includes variable lease costs which are immaterial.

The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2019 (in thousands):

Operating leases
Years ending December 31,
2020	1,459
2021	2,015
2022	2,072
2023	1,634
2024	1,679
Thereafter	4,855
Total future minimum lease payments	$13,714
Less: present value adjustment	(3,497)
Total operating lease liabilities	$10,217

Cash payments included in the measurement of our operating leases were $688 thousand for the twelve months ended December 31, 2019.

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

Preferred stock

Upon completion of the IPO, all outstanding preferred stock was automatically converted into 18,933,053 shares of common stock.  The Company is also authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series.  As December 31, 2019, no shares of preferred stock were issued or outstanding.

Common stock

The Company’s common stock has a par value of $0.0001 per share and consists of 120,000,000 authorized shares as of December 31, 2019 and 2018, respectively.  Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.

The Company has reserved authorized shares of common stock for future issuance at December 31, 2019 and December 31, 2018 as follows:

	December 31, 2019	December 31, 2018

Common stock options outstanding	5,744,036	4,502,133
Options available for grant under Equity Incentive Plans	938,738	1,547,306
	6,682,774	6,049,439

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

As of December 31, 2019, there were a total of 938,738 shares of common stock available for future issuance under the 2017 Plan.

Stock-based Compensation

During the years ended December 31, 2019, 2018 and 2017, the Company recorded employee share-based compensation expense of $16,351, $8,157, and $1,772, respectively. The Company recorded non-employee share-based compensation expense of $98, $2,068, and $1,622 during the years ended December 31, 2019, 2018 and 2017, respectively.  Total share-based compensation expense included in the statements of operations is as follows:

	Year Ended December 31,
	2019	2018	2017
	in thousands
Research and development	$6,261	$5,218	$2,531
General and administrative	10,188	5,007	863
Total stock-based compensation expense	$16,449	$10,225	$3,394

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017

Expected volatility	74.2 - 82.1%	74.9 - 86.5%	74.2 - 79.3%
Weighted-average risk free rate	1.4 - 2.6%	2.3 - 3.0%	1.9 - 2.2%
Dividend yield	—%	—%	—%
Expected term (in years)	6.02	6.04	6.01
Weighted-average grant-date fair value per share	$14.94	$26.42	$10.71

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the option vesting term, contractual terms and industry peers as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

The expected stock price volatility assumptions for the Company’s stock options were determined by examining the historical volatilities for industry peers as the Company does not have sufficient history to estimate volatility using only its common stock. In 2019, the Company began incorporating its historical stock price in conjunction with selected similar publicly traded companies. The Company plans to continue to use the guideline peer group volatility information until the historical volatility of its common stock is sufficient to measure expected volatility for future option grants.

The risk-free interest rate assumption at the date of grant is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options.

The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Stock option activity during 2019 is as follows:

			Weighted average
		Weighted	Remaining
		average	contractual	Aggregate
	Options	exercise	for	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2018	4,502,133	$14.13	7.6	$46,575
Cancelled	(326,654)	$20.49
Granted	1,938,025	$22.06
Exercised	(369,468)	$7.32
Balance as of December 31, 2019	5,744,036	$16.88	7.5	$72,251
Exercisable at December 31, 2019	3,001,179	$8.93	6.1	$58,797
Vested at December 31, 2019 and expected to vest	5,744,036	$16.88	7.5	$72,251

As of December 31, 2019, there was $42,049 of total unrecognized share-based compensation costs, which is expected to be recognized over a weighted-average period of 2.69 years.

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

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the years ended December 31, 2019, 2018 and 2017, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2019	2018	2017

Stock options issued and outstanding	5,443,730	4,318,731	3,838,358
Stock warrants	—	—	11,385
	5,443,730	4,318,731	3,849,743

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2019 and 2018, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

Year ended December 31,
	2019	2018	2017
Current Expense:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred Expense:
Federal	—	—	—
State	—	—	—
	$—	$—	$—

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21% U.S. statutory income tax rate were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Federal income tax benefit at statutory rate:	$(25,714)	$(17,910)	$(20,441)
Increase (reduction) in income tax resulting from:
State Income Taxes	(2,369)	(1,518)	(1,623)
Increase in Valuation Allowance	29,499	26,614	8,977
Write off Sec. 382 Limited Carryforwards	1,858	—	—
Equity Financing Expenses	—	—	39
Stock Compensation	461	(3,011)	152
Research and Development Credit	(3,529)	(4,187)	(1,882)
Effect on Tax Cuts & Job Acts Rate Reduction	—	—	14,770
Other	(206)	12	8
	$—	$—	$—

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2019 and 2018 (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets
Accrued expenses	$2,205	$1,413
Deferred rent	—	23
Operating lease liabilities	2,348	—
Stock compensation	4,865	2,038
Charitable contributions	6	2
Capitalized patents and licenses	2,156	1,544
R&D credits	10,874	7,521
Net operating loss carryforwards	65,869	43,997
Deferred tax assets	88,323	56,538
Deferred tax liabilities
Operating lease assets	(2,263)	—
Property, plant and equipment, primarily due to differences in depreciation	(60)	(37)
Deferred tax liabilities	(2,323)	(37)
Valuation allowance	(86,000)	(56,501)
Net deferred tax assets	$—	$—

At December 31, 2019 and December 31, 2018, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance was increased from $56.5 million at December 31, 2018 to $86.0 million at December 31, 2019. The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards and income tax credits.

The table below summarizes changes in the deferred tax valuation allowance (in thousands):

	2019	2018	2017
Balance at beginning of year	$56,501	$29,887	$20,910
Charges to costs and expenses	31,357	26,614	8,977
Write-offs	(1,858)	—	—
Balance at end of year	86,000	56,501	29,887

At December 31, 2019, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $286.1 million, which are available to offset future taxable income. Of the $286.1 million available, $92.7 million will begin to expire in 2029. The remaining $193.4 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. The Company’s NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, the Company has state net operating loss carryforwards totaling approximately $292.9 million, which are available to offset future state taxable income. State net operating losses begin to expire in 2024. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2019, the Company also had federal research and development (R&D) credit carryforwards of approximately $10.9 million available to offset future income tax which begin to expire in 2034.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2019 and 2018, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2019 and 2018, the Company had no such accruals.

On December 22, 2017, the Tax Act was signed into law. The only significant impact to the Company was the remeasurement of its net deferred tax asset in 2017 based on the newly enacted 21% federal corporate income tax rate, which was effective beginning in tax year 2018.

Section 382 Limitation

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

In April 2019, the Company completed an evaluation study as to whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million on federal net operating loss carryforwards, $1.2 million on state net operating loss carryforwards, and $0.1 million on R&D tax credit carryforwards, thereby reducing the federal net operating loss which remains to approximately $286.1 million, state net operating loss which remains to $292.9 million, and the R&D tax credit carryforward to $10.9 million at December 31, 2019. The Company continues to maintain a valuation allowance on the remaining NOLs as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

11. Related party transactions

The Company paid approximately $6 thousand, $6 thousand, $11 thousand to the Chairman of the Board of Directors for scientific advisory services outside of his role on the board of directors during the years ended December 31, 2019, 2018 and 2017, respectively.

12. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	(unaudited)
	(in thousands, except share and per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total operating expenses	$25,881	$32,583	$34,024	$36,553
Operating loss	(25,881)	(32,583)	(34,024)	(36,553)
Total other income (expense), net	1,929	1,893	1,660	1,112
Net loss	$(23,952)	$(30,690)	$(32,364)	$(35,441)
Net loss attributable to common stockholders	$(23,952)	$(30,690)	$(32,364)	$(35,441)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.82)	$(0.86)	$(0.94)
Weighted average common shares outstanding, basic and diluted	37,396,980	37,470,926	37,540,380	37,586,218

	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total operating expenses	$20,725	$21,653	$20,822	$26,086
Operating loss	(20,725)	(21,653)	(20,822)	(26,086)
Total other income (expense), net	315	785	904	1,994
Net loss and comprehensive loss	$(20,410)	$(20,868)	$(19,918)	$(24,092)
Net loss attributable to common stockholders	$(20,410)	$(20,868)	$(19,918)	$(24,092)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.64)	$(0.59)	$(0.65)
Weighted average common shares outstanding, basic and diluted	29,360,470	32,781,921	33,829,437	37,203,233