Form 10-Q
period 2020-03-31
G1 Therapeutics, Inc.
filed 2020-05-06
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-38096

G1 THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3648180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 30, 2020, the registrant had 37,737,260 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$242,402	$269,208
Restricted cash	63	63
Prepaid expenses and other current assets	1,124	1,732
Total current assets	243,589	271,003
Property and equipment, net	3,371	3,538
Restricted cash	437	437
Operating lease assets	9,117	9,853
Total assets	$256,514	$284,831
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,703	$3,684
Accrued expenses	12,682	15,403
Other current liabilities	1,063	682
Total current liabilities	18,448	19,769
Operating lease liabilities	8,616	9,535
Total liabilities	27,064	29,304
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 37,763,926 and 37,638,260 shares issued as of March 31, 2020 and December 31, 2019, respectively; 37,737,260 and 37,611,594 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	597,330	592,384
Accumulated deficit	(367,876)	(336,853)
Total stockholders’ equity	229,450	255,527
Total liabilities and stockholders' equity	$256,514	$284,831

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses
Research and development	20,434	18,080
General and administrative	11,387	7,801
Total operating expenses	31,821	25,881
Operating loss	(31,821)	(25,881)
Other income (expense)
Other income	798	1,929
Total other income, net	798	1,929
Net loss	$(31,023)	$(23,952)
Net loss attributable to common stockholders	$(31,023)	$(23,952)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.64)
Weighted average common shares outstanding, basic and diluted	37,659,722	37,396,980

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation		—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941

The accompanying notes are an integral part of these condensed financial statements

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(31,023)	$(23,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	159	64
Stock-based compensation	4,727	3,804
Loss on disposal of fixed assets	8	—
Change in operating assets and liabilities
Prepaid expenses and other assets	1,371	156
Accounts payable	992	(631)
Accrued expenses and other liabilities	(3,259)	(987)
Net cash used in operating activities	(27,025)	(21,546)
Cash flows from investing activities
Purchases of property and equipment	—	(216)
Net cash used in investing activities	—	(216)
Cash flows from financing activities
Proceeds from stock options and warrants exercised	219	269
Net cash provided by financing activities	219	269
Net change in cash and cash equivalents	(26,806)	(21,493)
Cash and cash equivalents and restricted cash
Beginning of period	269,708	369,290
End of period	$242,902	$347,797
Non-cash investing and financing activities
Upfront project costs and other current assets in accounts payable	27	315
Purchases of equipment in accounts payable and accrued expenses	—	54

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

The Company is advancing three clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of estrogen receptor-positive (ER+) breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2-negative (HER2-) breast cancer. The Company also has an active discovery program focused on cyclin-dependent kinase targets. The Company owns the global rights to all of its product candidates.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from its pre-New Drug Application (NDA) meeting with the FDA, the Company began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which the Company plans to pursue in collaboration with a partner. In September 2019, the Company presented updated data from a randomized Phase 2 trial of trilaciclib in combination with chemotherapy in metastatic triple-negative breast cancer (mTNBC). The results of the trial demonstrated significant improvement in overall survival, or (OS) (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 European Society for Medical Oncology (ESMO) Congress and were concurrently published in The Lancet Oncology. In January 2020, the Company announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The Company is planning to initiate a randomized, placebo-controlled Phase 3 trial of trilaciclib in colorectal cancer in the fourth quarter of 2020.

The Company is developing rintodestrant, a potential best-in-class oral SERD, as a monotherapy and in combination with the CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 potion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The Company has completed enrollment of the dose escalation and dose expansion portions of the trial, and based on these findings the Company plans to advance a 800 mg dose of rintodestrant in future trials. The Company plans to present additional safety and efficacy data from this trial in the fourth quarter of 2020. The Company expects to initiate enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that was signed with Pfizer in February 2020.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. The Company reported encouraging updated results from its Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the 2019 San Antonio Breast Cancer Symposium. The Company also initiated a Phase 1b combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer. Initial safety and tolerability data from this trial were presented at the 2019 ESMO Congress. The Company is currently exploring partnering opportunities to continue to advance clinical development of lerociclib.

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

The information presented in the condensed financial statements and related notes as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any future period.  These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020 (collectively, “2019 Form 10-K”). The December 31, 2019 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

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

Each reporting period, management estimated and accrued research and development expenses, including external clinical study costs associated with clinical trial activities. The process of estimating and accruing expenses involves reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs.

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

Income taxes

The Company did not record a federal or state income tax benefit for the three months ended March 31, 2020 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2020 and December 31, 2019, the Company had no such accruals.

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

Coronavirus (COVID-19) impact on operations

The Company has implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. The timeline for filing the trilaciclib NDA has not been impacted by COVID-19, and the Company expects to complete the NDA filing in the second quarter of 2020. Initiation of two clinical trials, the rintodestrant/palbociclib combination trial and the I-SPY 2 trial, is on track to begin in the second quarter of 2020. Initial enrollment of these trials is likely to be impacted by COVID-19. The Company does not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 became effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-15 on January 1, 2020 using the prospective method of adoption, and the adoption did not have a material impact to the financial statements.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2020 and December 31, 2019 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2020

Assets
Money market funds	$225,886	$—	$—	$225,886
Certificates of Deposit	15,942	—	—	15,942
Total assets at fair value:	$241,828	$—	$—	$241,828

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2019
Assets
Money market funds	$252,563	$—	$—	$252,563
Certificates of Deposit	15,873	—	—	15,873
Total assets at fair value:	$268,436	$—	$—	$268,436

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no changes in valuation methodology.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	March 31, 2020	December 31, 2019

Computer equipment	$330	$332
Laboratory equipment	865	871
Furniture and fixtures	1,071	1,071
Leasehold improvements	1,941	1,941
Accumulated depreciation	(836)	(677)
Property and equipment, net	$3,371	$3,538

Depreciation expense relating to property and equipment was $159 thousand for the three months ended March 31, 2020 and $64 thousand for the three months ended March 31, 2019.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0 was incurred during the first quarter of 2020. The Company will be responsible for any future patent prosecution costs that may arise.

The term of the license agreement will continue until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. The University may terminate the agreement in the event (i) the Company fails to pay any amount or make any report when required to be made and fails to cure such failure within thirty (30) days after receipt of notice from the University, (ii) is in breach of any provision of the agreement and fails to remedy within forty-five (45) days after receipt of notice, (iii) makes a report to the University under the agreement that is determined to be materially false, (iv) declares insolvency or bankruptcy or (v) takes an action that causes patent rights or technical information to be subject to lien or encumbrance and fails to remedy any such breach within forty-five (45) days of receipt of notice from the University. The Company may terminate the agreement at any time on written notice to the University at least ninety (90) days prior to the termination date specified in the notice. Upon expiration or termination of the agreement, all rights revert to the University.

6. Accrued expenses

Accrued expenses are comprised as follows (in thousands):

	March 31, 2020	December 31, 2019

Accrued external research	$2,216	$2,737
Accrued professional fees and other	1,914	1,487
Accrued external clinical study costs	7,596	7,996
Accrued compensation expense	956	3,183
Accrued expenses	$12,682	$15,403

7. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock.  Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, if and when, declared by the Company’s Board of Directors.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of March 31, 2020, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2020	December 31, 2019
	(unaudited)
Common stock options outstanding	6,766,589	5,744,036
Options available for grant under Equity Incentive Plans	1,187,072	938,738
	7,953,661	6,682,774

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

2017 Equity Incentive Plan

In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2020, and in accordance with the “evergreen” provision of the 2017 plan, an additional 1,096,553 shares were made available for issuance.

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

As of March 31, 2020, there were a total of 1,187,072 shares of common stock available for future issuance under the 2017 Plan.

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

During the three months ended March 31, 2020, the Company recorded employee share-based compensation expense of $4.7 million. During the three months ended March 31, 2019, the Company recorded employee share-based compensation expense of $3.7 million.

The Company recognizes compensation costs related to stock options granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as employees. During the three months ended March 31, 2020, the Company did not have any non-employee share-based compensation expense. During the three months ended March 31, 2019, the Company recorded non-employee share-based compensation expense of $0.1 million.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Expected volatility	74.8 - 78.3%	77.8 - 82.1%
Weighted-average risk free rate	0.4 - 1.7%	2.5 - 2.6%
Dividend yield	—%	—%
Expected term (in years)	6.06	6.08

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Research and development	$1,800	$1,494
General and administrative	2,927	2,310
Total stock-based compensation expense	$4,727	$3,804

Stock Option Activity

Stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2019	5,744,036	$16.88	7.5	$72,251
Cancelled	(247,818)	$33.67
Granted	1,396,037	18.67
Exercised	(125,666)	1.74
Balance as of March 31, 2020	6,766,589	$16.92	7.8	$19,809
Exercisable at December 31, 2019	3,001,179	8.93	6.1	$58,797
Vested at December 31, 2019 and expected to vest	5,744,036	16.88	7.5	$72,251
Exercisable at March 31, 2020	3,260,268	10.60	6.2	$19,545
Vested at March 31, 2020 and expected to vest	6,766,589	16.92	7.8	$19,809

9. Net loss per common share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2020 and 2019, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Stock options issued and outstanding	6,276,155	5,156,076
	6,276,155	5,156,076

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2019 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Product Pipeline

We are advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2- breast cancer.  We also have discovery capabilities focused on cyclin-dependent kinase targets. We own the global rights to all of our product candidates.

G1 Therapeutics Product Pipeline
Candidate	Target	Method of Action (MOA)	Clinical Status	Global Rights
trilaciclib	CDK4/6	Short-acting intravenous CDK4/6 inhibitor Preserves HSPC and immune system function	NDA filing SCLC Phase 2 TNBC

rintodestrant	Estrogen Receptor	Oral selective estrogen receptor degrader (SERD) Inhibits estrogen receptor driven tumor proliferation	Phase 1/2a

lerociclib	CDK4/6	Oral CDK4/6 inhibitor Inhibits tumor proliferation and growth	Phase 1/2

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

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from our pre-New Drug Application (NDA) meeting with the FDA, we began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019 and expects to complete the NDA submission in the second quarter of 2020. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which we plan to pursue in collaboration with a partner.

Trilaciclib is also being evaluated in patients with breast cancer. In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September 2019, we presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress, and were concurrently published in The Lancet Oncology. In January 2020, we announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). Enrollment is expected to begin in the second quarter of 2020.

As part of our strategy to evaluate the potential benefits of trilaciclib to patients with other tumors that are treated with chemotherapy, we are planning a registrational trial in colorectal cancer. We met with the FDA in the second quarter of 2020 for a pre-Phase 3 meeting and are planning to initiate a randomized, placebo-controlled registrational trial of trilaciclib in colorectal cancer in the fourth quarter of 2020.

Rintodestrant: Our oral SERD

Rintodestrant is a potential first/best in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, we initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the ESMO 2019 Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial, and based on findings we plan to advance a 800 mg dose of rintodestrant in future trials. We plan to present additional safety and efficacy data from this trial in the fourth quarter of 2020. We expect to initiate enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Lerociclib: Our differentiated CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. We rationally designed lerociclib to improve upon and address the shortcomings of the approved CDK4/6 inhibitors Ibrance® (palbociclib), Kisqali® (ribociclib) and Verzenio® (abemaciclib), with fewer dose-limiting toxicities and potential for less frequent blood count monitoring. Our preclinical data and early clinical data indicate the potential for continuous daily dosing, less dose-limiting neutropenia, and improved tolerability. A Phase 1 trial of lerociclib in 75 healthy volunteers showed a favorable safety profile, and we reported encouraging preliminary Phase 1b data from our Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the ASCO 2018 Annual Meeting. Additional data from this trial were presented at 2019 the San Antonio Breast Cancer Symposium. We also initiated a Phase 1b combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer. Initial safety and tolerability data from this trial were presented at the ESMO 2019 Congress. We are currently exploring partnering opportunities to continue to advance clinical development of lerociclib.

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. The timeline for filing the trilaciclib NDA has not been impacted by COVID-19, and we expect to complete the NDA filing in the second quarter of 2020. Initiation of two clinical trials, the rintodestrant/palbociclib combination trial and the I-SPY 2 trial, is on track to begin in the second quarter of 2020. Initial enrollment of these trials is likely to be impacted by COVID-19. We do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $0 of revenue for the three months ended March 31, 2020 and the year ended December 31, 2019.  To date, we have financed our operations primarily through the sale of equity securities.

As of March 31, 2020, we had cash and cash equivalents of $242.4 million. Since inception we have incurred net losses. As of March 31, 2020, we had an accumulated deficit of $367.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib, rintodestrant, and lerociclib;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to us, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, we may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, we have made milestone payments totaling $0.6 million, of which $0 was incurred during the first quarter of 2020. We will also be responsible for any future patent prosecution costs that may arise.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2019, and the first quarter of 2020, we had three clinical-stage product candidates, trilaciclib, rintodestrant and lerociclib.

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

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents.

Results of operations

Comparison of the three months ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses:
Research and Development	20,434	18,080	2,354
General and Administrative	11,387	7,801	3,586
Total Operating Expenses	31,821	25,881	5,940
Loss from Operations	(31,821)	(25,881)	(5,940)
Other Income	798	1,929	(1,131)
Net Loss	$(31,023)	$(23,952)	$(7,071)

Revenue

Revenue was $0 for the three months ended March 31, 2020 and March 31, 2019.

Research and development

Research and development expenses were $20.4 million for the three months ended March 31, 2020 compared to $18.1 million for the three months ended March 31, 2019. The increase of $2.4 million, or 13%, was primarily due to an increase of $1.4 million in our clinical program costs, which reflects increased costs in our ongoing clinical trials, an increase in headcount related expense to support these trials, and costs associated with seeking regulatory approval for our product candidates. The increase in research and development expenses was also due to an increase of $1.5 million in costs for manufacturing of active pharmaceutical ingredient and drug product to support our clinical trials. The increase is partially offset by a decrease of $0.5 million in external costs related to discovery and preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant and lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Clinical Program Expenses—trilaciclib	$9,499	$8,853
Clinical Program Expenses—rintodestrant	2,371	922
Clinical Program Expenses—lerociclib	2,051	2,738
Chemical Manufacturing and Development	5,150	3,639
Discovery and Pre-Clinical Expenses	1,363	1,928
Total Research and Development Expenses	$20,434	$18,080

General and administrative

General and administrative expenses were $11.4 million for the three months ended March 31, 2020 compared to $7.8 million for the three months ended March 31, 2019. The increase of $3.6 million, or 46% was due to an increase of $1.5 million in personnel related costs due to increased headcount, of which $0.6 million related to non-cash stock compensation expense, an increase of $1.3 million in medical affairs costs related to trilaciclib, and an increase of $0.2 million in pre-commercialization activities, and an increase of $0.6 million in information technology, professional services, insurance and other administrative costs.

Total other income, net

Total other income, net was $0.8 million for the three months ended March 31, 2020 as compared to $1.9 million for the three months ended March 31, 2019. The decrease of $1.1 million was from lower balance of money market funds due to cash used in operating activities and changes in interest rates during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Liquidity and capital resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of March 31, 2020, we had an accumulated deficit of $367.9 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

To date, we have funded our operations primarily through proceeds from our private placements of preferred stock and public offerings of our common stock. As of March 31, 2020, we had cash and cash equivalents of $242.4 million.

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

Shelf registration statement

On June 15, 2018, we filed an automatically effective shelf registration statement with the Securities and Exchange Commission.  Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The registration statement does not limit the amount of securities that may be issued thereunder.  Our ability to issue securities is subject to market conditions and other factors.

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of March 31, 2020, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	$
	(in thousands)
Net cash used in operating activities	$(27,025)	$(21,546)	$(5,479)
Net cash used in investing activities	-	(216)	216
Net cash provided by financing activities	219	269	(50)
Net change in cash, cash equivalents and restricted cash	$(26,806)	$(21,493)	$(5,313)

Net cash used in operating activities

During the three months ended March 31, 2020, net cash used in operating activities was $27.0 million which consisted primarily of a net loss of $31.0 million and a decrease in net operating assets and liabilities of $0.9 million, partially offset by non-cash stock compensation expense of $4.7 million and $0.2 million of depreciation expense.

During the three months ended March 31, 2019, net cash used in operating activities was $21.5 million, which consisted primarily of a net loss of $24.0 million and a decrease in operating assets and liabilities of $1.4 million, partially offset by non-cash stock compensation expense of $3.8 million and $0.1 million of depreciation expense.

Net cash used in operating activities increased by $5.5 million as compared to the three months ended March 31, 2019 due to an increase in research and development activity during the period and increased administrative costs.

Net cash used in investing activities

During the three months ended March 31, 2020, there was no cash used in investing activities.

During the three months ended March 31, 2019, net cash used in investing activities was $0.2 million related to the purchases of property and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.2 million from the exercise of stock options.

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

Contractual obligations, commitments and contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed on February 26, 2020.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Form 10-K. There have been no material changes during the three months ended March 31, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $242.4 million as of March 31, 2020, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.  We had no outstanding debt as of March 31, 2020.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our 2019 Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

We face risks related to health epidemics and outbreaks, including the novel coronavirus (COVID-19), which could significantly disrupt our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and in March 2020, in an effort to halt the outbreak of COVID-19, the United States placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by the effects of the COVID-19 pandemic. Initial enrollment of patients the planned rintodestrant/palbociclib combination clinical trial and the I-SPY 2 clinical trial, will likely be delayed due to the outbreak of COVID-19. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials. Although we do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic at this time, the outbreak may cause delays in delivery of APIs and drug product. Temporary closure of our facilities, or facilities at which our clinical trials or nonclinical studies are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our nonclinical studies and clinical trials. As a result of the foregoing factors, the expected timeline for data readouts of our clinical trials may be negatively impacted, which would adversely affect our business.

In addition, the FDA’s ability to engage in routine regulatory and oversight activities, such as the review and clearance or approval of new products, may be affected by the COVID-19 pandemic. The FDA and other regulatory authorities may have slower response times or be under-resourced. If the global health concerns continue to disrupt or prevent the FDA or other regulatory authorities from conducting their regular reviews, inspections, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, or other regulatory submissions, which could have a material adverse effect on our business.

The full extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact.

Item 5. Other information.

On May 4, 2020, Sir Andrew Witty, a member of the board of directors, notified the Company of his decision to retire from the board, effective as of May 4, 2020. Sir Andrew recently took a leave as CEO of Optum to co-lead the global effort of the World Health Organization (WHO) to accelerate the development of a COVID-19 vaccine. Sir Andrew served on the Nominating and Corporate Governance Committee of the Company. Sir Andrew’s resignation does not involve any disagreement on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Employment Agreement by and between the Registrant and Soma Gupta dated March 12, 2020.
10.2*†	Inducement Grant Option Agreement by and between the Registrant and Soma Gupta dated March 31, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: May 6, 2020	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)