Form 10-Q
period 2020-06-30
G1 Therapeutics, Inc.
filed 2020-08-05
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 38,014,603 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$234,267	$269,208
Restricted cash	63	63
Prepaid expenses and other current assets	5,761	1,732
Total current assets	240,091	271,003
Property and equipment, net	3,213	3,538
Restricted cash	437	437
Operating lease assets	8,495	9,853
Other assets	1,361	—
Total assets	$253,597	$284,831
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,816	$3,684
Accrued expenses	18,306	15,403
Other current liabilities	802	682
Total current liabilities	21,924	19,769
Loan payable	19,453	—
Operating lease liabilities	8,375	9,535
Total liabilities	49,752	29,304
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 37,939,066 and 37,638,260 shares issued as of June 30, 2020 and December 31, 2019, respectively; 37,912,400 and 37,611,594 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	602,935	592,384
Accumulated deficit	(399,086)	(336,853)
Total stockholders’ equity	203,845	255,527
Total liabilities and stockholders' equity	$253,597	$284,831

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenue - related party	$2,140	$—	$2,140	$—
Operating expenses:
Research and development	18,531	23,489	38,965	41,569
General and administrative	14,431	9,094	25,818	16,896
Total operating expenses	32,962	32,583	64,783	58,465
Loss from operations	(30,822)	(32,583)	(62,643)	(58,465)
Other income (expense):
Interest income	91	1,893	872	3,809
Interest expense	(265)	—	(265)	—
Other income (expense)	(214)	—	(197)	14
Total other income (expense), net	(388)	1,893	410	3,823
Net loss	$(31,210)	$(30,690)	$(62,233)	$(54,642)
Net loss per share, basic and diluted	$(0.83)	$(0.82)	$(1.65)	$(1.46)
Weighted average common shares outstanding, basic and diluted	37,786,208	37,470,926	37,722,965	37,434,156

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation		—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450
Exercise of common stock options	175,140	—	—	—	1,238	—	1,238
Stock-based compensation	—	—	—	—	4,367	—	4,367
Net loss during quarter	—	—	—	—	—	(31,210)	(31,210)
Balance at June 30, 2020	37,939,066	4	(26,666)	(8)	602,935	(399,086)	203,845

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941
Exercise of common stock options	42,925	—	—	—	678	—	678
Stock-based compensation	—	—	—	—	3,741	—	3,741
Net loss during quarter	—	—	—	—	—	(30,690)	(30,690)
Balance at June 30, 2019	37,530,607	4	(26,666)	(8)	581,722	(269,048)	312,670

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(62,233)	$(54,642)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	9,094	7,545
Depreciation and amortization	317	129
Loss on disposal of fixed assets	8	—
Amortization of debt issuance costs	88	—
Non-cash interest expense	177	—
Non-cash equity interest, net	(926)	—
Change in operating assets and liabilities
Prepaid expenses and other assets	(622)	(1,828)
Accounts payable	(868)	(713)
Accrued expenses and other liabilities	(908)	5,075
Net cash used in operating activities	(55,873)	(44,434)
Cash flows from investing activities
Purchases of property and equipment	—	(392)
Net cash used in investing activities	—	(392)
Cash flows from financing activities
Proceeds from stock options exercised	1,457	947
Proceeds from loan agreement	20,000	—
Payments of debt issuance costs	(525)	—
Net cash provided by financing activities	20,932	947
Net change in cash, cash equivalents and restricted cash	(34,941)	(43,879)
Cash, cash equivalents and restricted cash
Beginning of period	269,708	369,290
End of period	$234,767	$325,411
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	2,500	522
Purchases of equipment in accounts payable	—	106
Debt issuance costs included in accrued expenses	95	—

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

The Company is advancing three clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of estrogen receptor-positive (ER+) breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2-negative (HER2-) breast cancer. The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. In June 2020, the Company submitted a New Drug Application (NDA) for trilaciclib in small cell lung cancer to the FDA. The Company entered into a three-year co-promotion agreement for trilaciclib in the United States and Puerto Rico with Boehringer Ingelheim in June 2020. Under the terms of the agreement, G1 will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. G1 will lead marketing, market access and medical engagement initiatives; Boehringer Ingelheim will lead sales force engagements. The agreement is limited to support for small cell lung cancer. In addition, discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which the Company plans to pursue in collaboration with a partner. In September 2019, the Company presented updated data from a randomized Phase 2 trial of trilaciclib in combination with chemotherapy in metastatic triple-negative breast cancer (mTNBC). The results of the trial demonstrated significant improvement in overall survival, or (OS) (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 European Society for Medical Oncology (ESMO) Congress and were concurrently published in The Lancet Oncology. In January 2020, the Company announced that trilaciclib is being included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, which was initiated in the second quarter of 2020, and run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The Company is planning to initiate a randomized, placebo-controlled Phase 3 trial of trilaciclib in colorectal cancer in the fourth quarter of 2020. In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company will receive an upfront payment of $14.0 million and be eligible to receive up to $156.0 million in development and commercial milestone payments. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is developing rintodestrant, a potential best-in-class oral SERD, as a monotherapy and in combination with the CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 potion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The Company has completed enrollment of the dose escalation and dose expansion portions of the trial, and based on these findings the Company plans to advance an 800 mg dose of rintodestrant in future trials. The Company plans to present additional safety and efficacy data from this trial in the fourth quarter of 2020. The Company initiated enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that was signed with Pfizer in February 2020.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications, including ER+, HER2- breast cancer. The Company reported encouraging updated results from its Phase 1/2 trial in ER+, HER2- breast cancer (in combination with fulvestrant) at the 2019 San Antonio Breast Cancer Symposium. The Company also initiated a Phase 1b combination trial with the epidermal growth factor receptor (EGFR) inhibitor, Tagrisso® (osimertinib) in non-small cell lung cancer. Initial safety and tolerability data from this trial were presented at the 2019 ESMO Congress. In 2020, the Company entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provide $26.0 million in upfront payments to the Company, and up to $330.0 million in potential milestone payments, plus sales-based royalties. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

The Company also entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”), a company primarily owned by a related party, in May 2020.  The Company granted ARC an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue as discussed in Note 10. The Company is entitled to receive an additional milestone payment and sales-based royalties, and has right of first negotiation to re-acquire these assets.

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

The information presented in the condensed financial statements and related notes as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, is unaudited. The results for the six months ended June 30, 2020  are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020, (collectively, “2019 Form 10-K”). The December 31, 2019 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

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

Revenue Recognition

For elements of those arrangements that we determine should be accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), we assess which activities in our license or collaboration agreements are performance obligations that should be accounted for separately and determine the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. For arrangements that include multiple performance obligations, such as granting a license or performing manufacturing or research and development activities, we allocate the transaction price based on the relative standalone selling price and recognize revenue that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. Accordingly, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success.

Licenses of intellectual property

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. The Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

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

Income Taxes

The Company did not record a federal or state income tax benefit for the six months ended June 30, 2020 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2020 and December 31, 2019, the Company had no such accruals.

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

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the condensed balance sheet as a direct deduction from the associated debt.

Coronavirus (COVID-19) Impact on Operations

The Company has implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Initiation of two clinical trials, the rintodestrant/palbociclib combination trial and the I-SPY 2 trial, began in the second quarter of 2020 as scheduled. Initial enrollment of these trials is likely to be impacted by COVID-19. The Company does not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At June 30, 2020 and December 31, 2019 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2020
Assets
Money market funds	$216,815	$—	$—	$216,815
Certificates of Deposit	15,957	—	—	15,957
Total assets at fair value:	$232,772	$—	$—	$232,772

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2019
Assets
Money market funds	$252,563	$—	$—	$252,563
Certificates of Deposit	15,873	—	—	15,873
Total assets at fair value:	$268,436	$—	$—	$268,436

During the three and six months ended June 30, 2020 and the year ended December 31, 2019, there were no changes in valuation methodology.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2020	December 31, 2019

Computer equipment	330	332
Laboratory equipment	862	871
Furniture and fixtures	1,071	1,071
Leasehold improvements	1,941	1,941
Accumulated depreciation	(991)	(677)
Property and equipment, net	$3,213	$3,538

Depreciation expense relating to property and equipment was $158 thousand and $317 thousand for the three and six months ended June 30, 2020, respectively, and $65 thousand and $129 thousand for the three and six months ended June 30, 2019, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0 million was incurred during the current quarter. The Company will be responsible for any future patent prosecution costs that may arise.

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

6. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	June 30, 2020	December 31, 2019

Accrued external research	$2,206	$2,737
Accrued professional fees and other	7,527	1,487
Accrued external clinical study costs	6,764	7,996
Accrued compensation expense	1,809	3,183
Accrued expenses	$18,306	$15,403

7. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules has agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon satisfaction of certain milestones, the second tranche of $20.0 million will become available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available based on the Company’s maintenance of specified covenants through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022.

Amounts borrowed under the Loan Agreement will bear an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. The Company will make interest only payments through June 1, 2022. The interest only period may be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year; (b) 2.0% of the prepayment amount in the second year; and (b) 1.0% of the prepayment amount in the third year.

Upon prepayment or repayment of all or any of the advances under the Loan Agreement, the Company will pay (in addition to the prepayment charge) an end of term charge of 6.95% of the aggregate funded amount. With respect to the first tranche, the end of term charge of $2.1 million will be payable upon any prepayment or repayment. To the extent that the Company is provided additional advances under the Loan Agreement, the 6.95% end of term charge will be applied to such additional amounts. These amounts will be accrued over the term of the loan using effective-interest method.

The Loan Agreement is secured by substantially all of the Company’s assets, including intellectual property, subject to certain exemptions. The Company is permitted to out-license lerociclib in arms-length transactions and the Company is permitted to out-license rintodestrant upon approval of the licensing terms by Hercules.

The Company incurred financing expenses of $0.4 million related to the Loan Agreement which are recorded as debt issuance costs and as a direct reduction to long-term debt on the Company’s unaudited condensed balance sheet. Additionally, the Company is treating a portion of the upfront facility fee that related to the initial $20.0 million drawn as a debt discount and treating it in the same way as debt issuance costs. The remainder of the facility fee is related to future undrawn tranches and is accounted for as a deferred financing charge.

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $19.4 million, net of debt discount and debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective-interest method over the term of the debt. During the six months ended June 30, 2020, the Company recognized $0.3 million of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the unaudited condensed statements of operations.

As of June 30, 2020 the future principal payments due under the Loan Agreement, excluding interest, are as follows:

Amount

Remainder of 2020	$—
2021	—
2022	4,631
2023	9,972
2024	5,397
Total principal outstanding	20,000
End of term charge	56
Unamortized debt issuance costs	(603)
Total	19,453

8. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of June 30, 2020, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2020	December 31, 2019

Common stock options outstanding	6,539,518	5,744,036
Options available for grant under Equity Incentive Plans	1,239,003	938,738
	7,778,521	6,682,774

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

As of June 30, 2020, there were a total of 1,239,003 shares of common stock available for future issuance under the 2017 Plan.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Expected volatility	78.5 - 79.7%	74.2 - 77.0%	74.8 - 79.7%	74.2 - 82.1%
Weighted-average risk free rate	0.4%	1.9 - 2.4%	0.4 - 1.7%	1.9 - 2.6%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.68	5.82	6.01	6.0

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$1,834	$1,507	$3,634	$3,002
General and administrative	2,533	2,234	5,460	4,543
Total stock-based compensation expense	$4,367	$3,741	$9,094	$7,545

Stock Option Activity

Stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2019	5,744,036	$16.88	7.5	$72,251
Cancelled	(506,749)	$32.74
Granted	1,603,037	18.35
Exercised	(300,806)	4.84
Balance as of June 30, 2020	6,539,518	$16.57	7.6	$65,133
Exercisable at December 31, 2019	3,001,179	8.93	6.1	$58,797
Vested at December 31, 2019 and expected to vest	5,744,036	16.88	7.5	$72,251
Exercisable at June 30, 2020	3,290,661	10.61	6.1	$51,632
Vested at June 30, 2020 and expected to vest	6,539,518	16.57	7.6	$65,133

10. License Revenue

ARC License Agreement

On May 22, 2020, the Company entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”), a company primarily owned by a related party, whereby G1 granted to ARC an exclusive, worldwide, royalty-bearing license, with the right to sublicense, solely to make, have made, use, sell, offer for sale, import, export, and commercialize products related to its cyclin dependent kinase 2 (“CDK2”) inhibitor compounds. At close, G1 received consideration in the form of an upfront payment of $1.0 million and an equity interest in ARC equal to 10% of its issued and outstanding units. In addition, the Company may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. The Company has right of first negotiation to re-acquire these assets.

The Company assessed the license agreement in accordance with ASC 606 and identified one performance obligation in the contract, which is the transfer of the license, as ARC can benefit from the license using its own resources. The Company recognized $2.1 million in license revenue consisting of the upfront payment and the 10% equity interest in ARC upon the effective date as the Company determined the license was a right to use the intellectual property and the Company had provided all necessary information to ARC to benefit from the license.

The Company considers the future potential development milestones and sales-based royalties to be variable consideration. The development milestone is excluded from the transaction price because it determined the payment to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone due to factors outside of the Company’s control. As sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2020, the Company had received the upfront cash payment and the equity interest, and there are no contract assets or liabilities related to this agreement.

Genor License Agreement

On June 15, 2020, the Company entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) for the development and commercialization of lerociclib in the Asia-Pacific region, excluding Japan (the “Licensed Territory”). Under the license agreement, the Company granted to Genor an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib, in the Licensed Territory.

Under the license agreement, Genor agreed to pay the Company a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay the Company tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Licensed Territory. The upfront cash payment is payable within 30 days of the effective date of the license agreement. In return, the Company will furnish to Genor the related know-how that is necessary to develop, seek regulatory approval for, or commercialize lerociclib in the Licensed Territory. Genor will be responsible for the development of product in the Licensed Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval for, and commercialization obligations under the agreement.

The Company assessed the license agreement in accordance with ASC 606 and identified the following promises under the contract: (i) to transfer the license, (ii) technology transfer and the transfer of related know-how to occur within 60 days of the effective date of the license agreement, and (iii) the sale and delivery of certain existing inventory specified in the agreement. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Genor cannot benefit from the license separate from the technology transfer and related know-how as they are highly interrelated and therefore not distinct. Accordingly, the transfer of the license and the related know-how represent one combined performance obligation.

In accordance with ASC 606, the Company determined the transaction price at contract inception. The Company considers the future potential development and sales milestones, as well as the sales-based royalties to be variable consideration. The Company excluded the regulatory-based development and sales milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and are highly susceptible to factors outside our control. As the sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Based on the foregoing, the Company determined that the $6.0 million non-refundable, upfront payment and the $0.6 million owed upon the delivery of existing inventory constituted the entirety of consideration to be included in the transaction price.

The Company then allocated the transaction price to the performance obligations based on the relative stand-alone selling price of each distinct obligation. The Company determined the stand-alone selling prices to equal the amounts paid for each performance obligation. Revenue is recognized for each performance obligation based at a point in time in which control has been transferred. The performance obligation for the transfer of the license and related technology and know-how does not occur until the delivery of the related know-how has been satisfied. As of June 30, 2020, this performance obligation has not been satisfied and therefore revenue has not been recognized. The transfer of the license’s related technology and know-how is expected to occur in the third quarter of 2020. In addition, the delivery of the existing inventory is expected to occur in the third quarter of 2020, at which point revenue will be recognized. As of June 30, 2020, the Company had not received the upfront cash payment.

11. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 and 2019 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock options issued and outstanding	6,657,569	5,212,276	6,463,895	5,184,331

Amounts in the table above reflect the common stock equivalents of the noted instrument.

12. Related party transactions

The Company maintained a consulting agreement with a member of the Board of Directors for scientific advisory services outside of his role on the Board of Directors that expired on June 30, 2020.  Effective July 1, 2020, the Company renewed its agreement with the member of the Board of Directors for scientific, clinical and regulatory advisory services outside of his role on the Board of Directors through June 30, 2021.

The Company granted an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds to ARC Therapeutics, LLC (“ARC”), a company primarily owned by a related party, in exchange for cash and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue as discussed in Note 10.

13. Subsequent events

On July 22, 2020, the Company entered into an exclusive, royalty-bearing license agreement with EQRx, Inc. to develop and commercialize lerociclib in the U.S., Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan). The Company will receive an upfront cash payment of $20.0 million and will be eligible to receive development and commercial milestone payments of up to $290.0 million, plus tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib.

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan). Under the terms of the agreement, the Company will receive an upfront payment of $14.0 million and be eligible to receive up to $156.0 million in development and commercial milestone payments. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

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

Product Pipeline

We are advancing three clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. Lerociclib is a differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2- breast cancer.  We also have intellectual property focused on cyclin-dependent kinase targets.

G1 Therapeutics Product Pipeline
Candidate	Indication	Status	Development & Commercialization Rights (all indications)
trilaciclib	SCLC	NDA submitted	G1 - Global (ex. Greater China) Simcere - Greater China
	TNBC	Phase 2
	Neoadjuvant breast cancer (I-SPY 2 TRIAL™)	Phase 2
rintodestrant	ER+, HER2- breast cancer	Phase 1/2a	G1 - Global
lerociclib	ER+, HER2- breast cancer EGFRm NSCLC	Phase 1/2 Phase 1	EQRx - Global and Japan (ex. Asia Pacific) Genor Biopharma - Asia Pacific (ex. Japan)

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

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. Based on written feedback from our pre-New Drug Application (NDA) meeting with the FDA, we began a rolling NDA submission for trilaciclib for myelopreservation in SCLC in the fourth quarter of 2019. The NDA submission was completed in June 2020. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which we plan to pursue in collaboration with a partner.

Trilaciclib is also being evaluated in patients with breast cancer. In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the December 2018 San Antonio Breast Cancer Symposium (SABCS), we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September 2019, we presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress, and were concurrently published in The Lancet Oncology. In January 2020, we announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). This trial was initiated in the second quarter of 2020.

As part of our strategy to evaluate the potential benefits of trilaciclib to patients with other tumors that are treated with chemotherapy, we are planning a registrational trial in colorectal cancer. We met with the FDA in the second quarter of 2020 for a pre-Phase 3 meeting and are planning to initiate a randomized, placebo-controlled registrational trial of trilaciclib in colorectal cancer in the fourth quarter of 2020. We entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim in June 2020. Under the terms of the agreement, we will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. We will lead marketing, market access and medical engagement initiatives; Boehringer Ingelheim will lead sales force engagements. The agreement is limited to support for small cell lung cancer in the U.S. and Puerto Rico. In August 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, we will receive an upfront payment of $14.0 million and be eligible to receive up to $156.0 million in development and commercial milestone payments. Simcere will also pay us tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

Rintodestrant: Our oral SERD

Rintodestrant is a potential first/best in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, we initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the ESMO 2019 Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial, and based on findings we plan to advance an 800 mg dose of rintodestrant in future trials. We plan to present additional safety and efficacy data from this trial in the fourth quarter of 2020. We initiated enrollment of patients receiving rintodestrant in combination with palbociclib in the second quarter of 2020. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

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

In 2020, the Company entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments to the Company, along with sales-based royalties and up to $330.0 million in potential milestone payments. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Initiation of two clinical trials, the rintodestrant/palbociclib combination trial and the I-SPY 2 trial, began in the second quarter of 2020 as scheduled. Initial enrollment of these trials is likely to be impacted by COVID-19. We do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $2.1 million of license revenue for the three and six months ended June 30, 2020 and $0 of revenue for the year ended December 31, 2019.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of June 30, 2020, we had cash and cash equivalents of $234.3 million. Since inception we have incurred net losses. As of June 30, 2020 we had an accumulated deficit of $399.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our research and development and general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials of trilaciclib and rintodestrant;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to us, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, we may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, we have made milestone payments totaling $0.6 million, of which $0 was incurred during the second quarter of 2020. We will also be responsible for any future patent prosecution costs that may arise.

Components of our Results of Operations

Revenue

To date, we have not generated any revenues from the sale of products. Our revenues have been derived from our license agreements. The Company entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”) in May 2020.  The Company granted ARC an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. The Company is entitled to receive additional milestone payments and sales-based royalties, and has right of first negotiation to re-acquire these assets.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2019, and the second quarter of 2020, we had three clinical-stage product candidates, trilaciclib, rintodestrant and lerociclib.

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

Total other income, net

Total other income, net consists of interest income earned on cash and cash equivalents and interest expenses incurred under our loan and security agreement with Hercules.

Results of Operations

Comparison of the three months ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
License revenue - related party	$2,140	$—	$2,140
Operating expenses:
Research and development	18,531	23,489	(4,958)
General and administrative	14,431	9,094	5,337
Total operating expenses	32,962	32,583	379
Loss from operations	(30,822)	(32,583)	1,761
Other income (expense):
Interest income	91	1,893	(1,802)
Interest expense	(265)	—	(265)
Other income (expense)	(214)	—	(214)
Total other income (expense), net	(388)	1,893	(2,281)
Net loss	$(31,210)	$(30,690)	$(520)

Revenue

Revenue was $2.1 million and $0 for the three months ended June 30, 2020 and June 30, 2019 respectively. The revenue for the three months ended June 30, 2020 related to revenue recognized under a license agreement.

Research and development

Research and development expenses were $18.5 million for the three months ended June 30, 2020 compared to $23.5 million for the three months ended June 30, 2019. The decrease of $5.0 million, or -21%, was primarily due to a decrease of $6.4 million in clinical costs, due to reduction in spend for ongoing clinical trials of $3.4 million as well as regulatory filing reimbursement received during the second quarter of 2020 of $3.0 million. The decrease in research and development expenses was also due to a decrease of $0.8 million in external costs related to discovery and pre-clinical costs development. The decrease is partially offset by an increase of $2.2 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Clinical Program Expenses—trilaciclib	$5,617	$9,405
Clinical Program Expenses—rintodestrant	1,374	2,706
Clinical Program Expenses—lerociclib	1,544	2,779
Chemical Manufacturing and Development	9,034	6,800
Discovery and Pre-Clinical Expenses	962	1,799
Total Research and Development Expenses	$18,531	$23,489

General and administrative

General and administrative expenses were $14.4 million for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019. The increase of $5.3 million, or 59%, was due to an increase of $1.2 million in personnel costs due to increased headcount, of which $0.3 million related to non-cash stock compensation expense, an increase of $1.2 million in medical affairs costs related to trilaciclib, an increase of $1.7 million in pre-commercialization activities, and an increase of $1.2 million in professional services, insurance and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(0.4) million for the three months ended June 30, 2020 as compared to $1.9 million for the three months ended June 30, 2019. The decrease of $2.3 million was from lower balance of money market funds due to cash used in operating activities and changes in interest rates during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and interest expense on loan payable.

Results of Operations

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
License revenue - related party	$2,140	$—	$2,140
Operating expenses:
Research and Development	38,965	41,569	(2,604)
General and Administrative	25,818	16,896	8,922
Total operating expenses	64,783	58,465	6,318
Loss from operations	(62,643)	(58,465)	(4,178)
Other income (expense):
Interest income	872	3,809	(2,937)
Interest expense	(265)	—	(265)
Other income (expense)	(197)	14	(211)
Total other income (expense), net	410	3,823	(3,413)
Net Loss	$(62,233)	$(54,642)	$(7,591)

Revenue

Revenue was $2.1 million and $0 for the six months ended June 30, 2020 and 2019, respectively. The revenue for the six months ended June 30, 2020 related to revenue recognized under a license agreement.

Research and development

Research and development expenses were $39.0 million for the six months ended June 30, 2020 compared to $41.6 million for the six months ended June 30, 2019. The decrease of $2.6 million, or -6%, was primarily due to a decrease of $4.9 million in clinical costs, due to reduction in spend for ongoing clinical trials of $1.9 million as well as regulatory filing reimbursement received during the the second quarter of 2020 of $3.0 million. The decrease in research and development expenses was also due to a decrease of $1.4 million in external costs related to discovery and pre-clinical costs development. The decrease is partially offset by an increase of $3.7 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Clinical Program Expenses—trilaciclib	$15,116	$18,258
Clinical Program Expenses—rintodestrant	3,745	3,628
Clinical Program Expenses—lerociclib	3,595	5,517
Chemical Manufacturing and Development	14,184	10,439
Discovery and Pre-clinical Expenses	2,325	3,727
Total Research and Development Expenses	$38,965	$41,569

General and administrative

General and administrative expenses were $25.8 million for the six months ended June 30, 2020 compared to $16.9 million for the six months ended June 30, 2019. The increase of $8.9 million, or 53% was due to an increase of $2.6 million in compensation due to increased headcount, of which $0.9 million related to non-cash stock compensation expense, an increase of $2.5 million in medical affairs costs related to trilaciclib, an increase of $1.9 million in pre-commercialization activities, an increase of $1.9 million in professional services, insurance and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $0.4 million for the six months ended June 30, 2020 as compared to $3.8 million for the six months ended June 30, 2019.  The decrease of $3.4 million was from lower balance of money market funds due to cash used in operating activities and changes in interest rates during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, and interest expense on loan payable.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of June 30, 2020, we had an accumulated deficit of $399.1 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

As of June 30, 2020, we had cash and cash equivalents of $234.3 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

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

Shelf registration statement

On June 15, 2018, we filed an automatically effective shelf registration statement with the Securities and Exchange Commission.  Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The registration statement does not limit the amount of securities that may be issued thereunder.  Our ability to issue securities is subject to market conditions and other factors. This registration statement will expire on June 15, 2021, three years after its date of effectiveness.

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018. As of June 30, 2020, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

Loan and Security Agreement with Hercules

On May 29, 2020, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) under which Hercules has agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with a maturity date of June 1, 2024. No principal payments are due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. The interest only period may be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.

Genor License Agreement

On June 15, 2020, we entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) for the development and commercialization of lerociclib in the Asia-Pacific region, excluding Japan (the “Licensed Territory”). Under the license agreement, we granted to Genor an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib, in the Licensed Territory.

Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Licensed Territory. The upfront cash payment is payable within 30 days of the effective date of the license agreement. In return, we will furnish to Genor the related know-how that is necessary to develop, seek regulatory approval for, or commercialize lerociclib in the Licensed Territory. Genor will be responsible for the development of the product in the Licensed Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval for, and commercialization obligations under the agreement. As of June 30, 2020, we had not received the upfront payment.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
Net cash used in operating activities	$(55,873)	$(44,434)	$(11,439)
Net cash used in investing activities	—	(392)	392
Net cash provided by financing activities	20,932	947	19,985
Net change in cash, cash equivalents, and restricted cash	$(34,941)	$(43,879)	$8,938

Net cash used in operating activities

During the six months ended June 30, 2020, net cash used in operating activities was $55.9 million which consisted primarily of a net loss of $62.2 million, a decrease in net operating assets and liabilities of $2.5 million and a decrease in non-cash equity interest of $0.9 million, partially offset by non-cash stock compensation expense of $9.1 million, $0.3 million of non-cash interest expense and $0.3 million of depreciation expense.

During the six months ended June 30, 2019, net cash used in operating activities was $44.4 million, which consisted primarily of a net loss of $54.6 million, partially offset by non-cash stock compensation expense of $7.5 million, an increase in net operating assets and liabilities of $2.6 million and $0.1 million of depreciation expense.

Net cash used in operating activities increased by $11.4 million as compared to the six months ended June 30, 2019 primarily due to an increase in administrative costs as company prepares for commercialization.

Net cash used in investing activities

During the six months ended June 30, 2020, there was no cash used in investing activities.

During the six months ended June 30, 2019, net cash used in investing activities was $0.4 million related to the purchases of property and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2020, net cash provided by financing activities was $20.9 million, which consisted of $19.5 million in net proceeds from debt funding and $1.4 million from proceeds from the exercise of stock options.

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

•	our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreements and any collaboration agreements into which we enter;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies, such as rintodestrant, and the terms of such in-licenses;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds except for amounts included under our licensing arrangements and the loan agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations, Commitments and Contingencies

The Company entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc., or BI, in June 2020. Under the terms of the agreement, we will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. We will lead marketing, market access and medical engagement initiatives; BI will lead sales force engagements. The agreement is limited to support for small cell lung cancer.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Form 10-K. There have been no material changes during the six months ended June 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $234.3 million as of June 30, 2020, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. As of June 30, 2020, $20.0 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and six months ended June 30, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our 2019 Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, as updated in our quarterly reports. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K, as updated in our quarterly reports.

We face risks related to health epidemics and outbreaks, including the novel coronavirus (COVID-19), which could significantly disrupt our preclinical studies and clinical trials.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and in March 2020, in an effort to halt the outbreak of COVID-19, the United States placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by the effects of the COVID-19 pandemic. Initial enrollment of patients the planned rintodestrant/palbociclib combination clinical trial and the I-SPY 2 clinical trial, will likely be slower due to the outbreak of COVID-19. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials. Although we do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic at this time, the outbreak may cause delays in delivery of APIs and drug product. Temporary closure of our facilities, or facilities at which our clinical trials or nonclinical studies are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our nonclinical studies and clinical trials. As a result of the foregoing factors, the expected timeline for data readouts of our clinical trials may be negatively impacted, which would adversely affect our business.

The COVID-19 pandemic also presents a number of challenges for our emerging commercial business, including, among others, the impact due to travel limitations and government-mandated work-from-home or shelter-in-place orders, potential decreased product demand due to reduced numbers of in-person meetings with prescribers and patient visits with physicians, possible delay in cancer treatments with chemotherapy as well as increased unemployment resulting in lower new prescriptions.

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

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

We have entered into a loan and security agreement with Hercules Capital, Inc. for up to $100.0 million of debt under a term loan, or the Hercules Loan Agreement. The maturity date of the Hercules Loan Agreement is June 1, 2024.  As of June 30, 2020, the Company has borrowed $20.0 million under the Hercules Loan Agreement. The Company’s obligations under the Hercules Loan Agreement are secured by a blanket lien on substantially all of the Company’s assets, including a security interest in the intellectual property.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts, our commercialization efforts, and other general corporate activities.

If we were to become unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness, our financial condition would be adversely affected.  Further, under the Hercules Loan Agreement, we are subject to certain restrictive covenants that, among other things, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; and add or change business locations. If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Hercules Loan Agreement when due, this could result in a default under the Hercules Loan Agreement. In such event, Hercules may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Hercules Loan Agreement, to be immediately due and payable. Any such occurrence would have an adverse impact on our financial condition.

Our Co-Promotion Agreement with Boehringer Ingelheim Pharmaceuticals, Inc. or BI, is important to our business. If we or BI fail to adequately perform under the Co-Promotion Agreement, or if we or BI terminate the Co-Promotion Agreement, the commercialization of trilaciclib and our business would be adversely affected.

The Co-Promotion Agreement is important to our business, and our ability to fully commercialize trilaciclib in the United States is dependent upon this agreement.

Under the terms of the Co-Promotion Agreement, BI will provide salesforce engagements for trilaciclib within the United States and Puerto Rico utilizing BI’s own sales and marketing personnel. BI will hire and maintain, and be solely responsible for, its own personnel conducting the promotion services described in the Co-Promotion Agreement, including ensuring that such personnel adhere to certain guidelines and practices with respect to the promotion of trilaciclib. The Company will lead marketing, market access, and medical engagement initiatives under the Co-Promotion Agreement. The Company will also be responsible for the costs of maintaining regulatory approval of, manufacturing, supplying and distributing trilaciclib, and will prepare and control the content of trilaciclib marketing and training materials, subject to review and feedback by BI.

Subject to early termination, the Co-Promotion Agreement will expire on the third anniversary of the first commercial sale. Subject to specified notice periods and specified limitations, either party may terminate the Co-Promotion Agreement in the event of (i) uncured material breach by the other party, (ii) trilaciclib not having obtained regulatory approval from the FDA by September 30, 2021, (iii) withdrawal of trilaciclib from the market by the Company as a result of a decision by the FDA or a material safety concern; (iv) the bankruptcy, insolvency, dissolution or winding up of the other party, or (v) for convenience (which termination right, in the case of BI, may only be exercised six months after first commercial sale). In addition, the Company may terminate the Co-Promotion Agreement if the Company receives feedback from a regulatory authority that the Company reasonably believes indicates that trilaciclib is unlikely to receive regulatory approval. BI may also terminate the Co-Promotion Agreement if the first commercial sale has not occurred by September 30, 2021 or upon a change of control of the Company.

Termination of the Co-Promotion Agreement could cause significant delays and disruption to our commercialization efforts for trilaciclib. If the Co-Promotion Agreement is terminated, we may need to seek additional financing to support our commercialization efforts or find another third party to enter into a new collaboration agreement. Any alternative collaboration could also be on less favorable terms to us. If the Co-Promotion Agreement is terminated our business would be adversely affected.

We have entered into license agreements for lerociclib and intend to continue to use third-party collaborators to help us develop and commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

We have entered into license agreements with third-parties, and may continue to selectively pursue strategic collaborations, for the development and commercialization of our products.  For example, in June 2020, we entered into a license agreement with Genor Biopharma Co. Inc., for the development and commercialization of lerociclib in the Asia-Pacific region (excluding Japan). In addition, in July 2020, we and EQRx entered into license agreement pursuant to which we have granted EQRx the exclusive rights to develop and commercialize lerociclib in the U.S., Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan). In our third-party collaborations, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative therapies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues, and litigation expenses.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Scientific, Clinical, and Regulatory Advisor Agreement, by and between the Registrant and Seth A. Rudnick, M.D., effective July 1, 2020.
10.2*#	Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated May 29, 2020.
10.3*#	Co-Promotion Agreement by and between the Registrant and Boehringer Ingelheim Pharmaceuticals, Inc., dated June 29, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.
#

Portions of these exhibits have been omitted. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 5, 2020	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)