Form 10-Q
period 2020-09-30
G1 Therapeutics, Inc.
filed 2020-11-04
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 38,045,935 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	$238,342	$269,208
Restricted cash	63	63
Prepaid expenses and other current assets	7,189	1,732
Total current assets	245,594	271,003
Property and equipment, net	2,621	3,538
Restricted cash	437	437
Operating lease assets	8,262	9,853
Other assets	1,318	—
Total assets	$258,232	$284,831
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,309	$3,684
Accrued expenses	15,662	15,403
Deferred revenue	14,031	—
Other current liabilities	957	682
Total current liabilities	32,959	19,769
Loan payable	19,673	—
Operating lease liabilities	8,128	9,535
Total liabilities	60,760	29,304
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 38,056,601 and 37,638,260 shares issued as of September 30, 2020 and December 31, 2019, respectively; 38,029,935 and 37,611,594 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	608,236	592,384
Accumulated deficit	(410,760)	(336,853)
Total stockholders’ equity	197,472	255,527
Total liabilities and stockholders' equity	$258,232	$284,831

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$26,599	$—	$28,739	$—
Operating expenses:
Research and development	17,932	22,941	56,897	64,510
General and administrative	18,412	11,083	44,230	27,979
Total operating expenses	36,344	34,024	101,127	92,489
Loss from operations	(9,745)	(34,024)	(72,388)	(92,489)
Other income (expense):
Interest income	50	1,660	922	5,469
Interest expense	(757)	—	(1,022)	—
Other income (expense)	(291)	—	(488)	14
Total other income (expense), net	(998)	1,660	(588)	5,483
Loss before income taxes	(10,743)	(32,364)	(72,976)	(87,006)
Income tax expense	931	—	931	—
Net loss	$(11,674)	$(32,364)	$(73,907)	$(87,006)
Net loss per share, basic and diluted	$(0.31)	$(0.86)	$(1.95)	$(2.32)
Weighted average common shares outstanding, basic and diluted	38,009,204	37,540,380	37,819,071	37,469,952

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation		—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450
Exercise of common stock options	175,140	—	—	—	1,238	—	1,238
Stock-based compensation	—	—	—	—	4,367	—	4,367
Net loss during quarter	—	—	—	—	—	(31,210)	(31,210)
Balance at June 30, 2020	37,939,066	4	(26,666)	(8)	602,935	(399,086)	203,845
Exercise of common stock options	117,535	—	—	—	379	—	379
Stock-based compensation	—	—	—	—	4,922	—	4,922
Net loss during quarter	—	—	—	—	—	(11,674)	(11,674)
Balance at September 30, 2020	38,056,601	4	(26,666)	(8)	608,236	(410,760)	197,472

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	218,890	—	—	—	269	—	269
Stock-based compensation	—	—	—	—	3,804	—	3,804
Net loss during quarter	—	—	—	—	—	(23,952)	(23,952)
Balance at March 31, 2019	37,487,682	$4	(26,666)	$(8)	$577,303	$(238,358)	$338,941
Exercise of common stock options	42,925	—	—	—	678	—	678
Stock-based compensation	—	—	—	—	3,741	—	3,741
Net loss during quarter	—	—	—	—	—	(30,690)	(30,690)
Balance at June 30, 2019	37,530,607	$4	(26,666)	$(8)	$581,722	$(269,048)	$312,670
Exercise of common stock options	77,571	—	—	—	1,372	—	1,372
Stock-based compensation	—	—	—	—	4,441	—	4,441
Net loss during quarter	—	—	—	—	—	(32,364)	(32,364)
Balance at September 30, 2019	37,608,178	$4	(26,666)	$(8)	587,535	(301,412)	286,119

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(73,907)	$(87,006)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	14,016	11,986
Depreciation and amortization	462	215
Loss on disposal of fixed assets	303	—
Amortization of debt issuance costs	351	—
Non-cash interest expense	161	—
Non-cash equity interest, net	(926)	—
Change in operating assets and liabilities
Prepaid expenses and other assets	(4,316)	(772)
Accounts payable	(1,375)	2,574
Accrued expenses and other liabilities	(1,034)	3,443
Deferred revenue	14,031	—
Net cash used in operating activities	(52,234)	(69,560)
Cash flows from investing activities
Proceeds from disposal of property and equipment	152	—
Purchases of property and equipment	—	(1,616)
Net cash provided/used in investing activities	152	(1,616)
Cash flows from financing activities
Proceeds from stock options exercised	1,836	2,319
Proceeds from loan agreement	20,000	—
Payments of debt issuance costs	(620)	—
Net cash provided by financing activities	21,216	2,319
Net change in cash, cash equivalents and restricted cash	(30,866)	(68,857)
Cash, cash equivalents and restricted cash
Beginning of period	269,708	369,290
End of period	$238,842	$300,433
Supplemental disclosure of cash flow information
Cash paid for interest	$509	—
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	—	1,040
Purchases of equipment in accounts payable and accrued expenses	—	1,080
Operating lease liabilities arising from obtaining right-of-use asset	—	8,947

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

The Company is advancing two clinical-stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of estrogen receptor-positive (ER+) breast cancer. In 2020, the Company out-licensed global rights to lerociclib,  an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications, including ER+, HER2-negative (HER2-) breast cancer. The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib, the Company’s most advanced clinical-stage candidate, is a first-in-class therapy designed to preserve bone marrow and immune system function during chemotherapy and improve patient outcomes. The U.S. Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from three randomized, double-blind, placebo-controlled small cell lung cancer (SCLC) clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. In August 2020, the FDA accepted the Company’s New Drug Application (NDA) for trilaciclib in small cell lung cancer, granting Priority Review with a Prescription Drug User Fee Act (PDUFA) action date of February 15, 2021. The Company entered into a three-year co-promotion agreement for trilaciclib in the United States and Puerto Rico with Boehringer Ingelheim in June 2020. Under the terms of the agreement, the Company will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. The Company will lead marketing, market access and medical engagement initiatives; Boehringer Ingelheim will lead sales force engagements. The agreement is limited to support for SCLC. In addition, discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which the Company plans to pursue in collaboration with a partner. In September 2019, the Company presented updated data from a randomized Phase 2 trial of trilaciclib in combination with chemotherapy in metastatic triple-negative breast cancer (mTNBC). The results of the trial demonstrated significant improvement in overall survival, or OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 European Society for Medical Oncology (ESMO) Congress and were concurrently published in The Lancet Oncology. Updated safety and efficacy data from this trial have been accepted for presentation at the 2020 San Antonio Breast Cancer Symposium (SABCS), being held in December. The Company plans to initiate a registrational trial in mTNBC in 2021. In January 2020, the Company announced that trilaciclib is being included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, which was initiated in the second quarter of 2020, and run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). The Company expects to enroll the first patient in its randomized, placebo-controlled Phase 3 trial of trilaciclib in colorectal cancer in the fourth quarter of 2020. In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020, and will be eligible to receive up to $156.0 million in development and commercial milestone payments. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is developing rintodestrant, a potential best-in-class oral SERD, as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 potion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The Company has completed enrollment of the dose escalation and dose expansion portions of the trial, and based on these findings the Company plans to advance an 800 mg dose of rintodestrant in future trials. Updated monotherapy safety and efficacy data from this trial have been accepted for presentation at the 2020 SABCS. The Company has completed enrollment of patients receiving rintodestrant in combination with palbociclib, and expects to disclose initial safety and efficacy data in the second quarter of 2021. Palbociclib is being provided under a non-exclusive clinical supply agreement that was signed with Pfizer in February 2020.

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, the Company entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provide $26.0 million in upfront payments to the Company, and up to $330.0 million in potential milestone payments, plus sales-based royalties. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

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

The information presented in the condensed financial statements and related notes as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, is unaudited. The results for the three and nine months ended September 30, 2020  are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020, (the “2019 Form 10-K”). The December 31, 2019 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

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

Income Taxes

The Company did not record a federal or state income tax benefit related to its U.S. losses for the nine months ended September 30, 2020 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2020 and December 31, 2019, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2020 and December 31, 2019, the Company had no such accruals.

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

Coronavirus (COVID-19) Impact on Operations

The Company has implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. The Company does not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At September 30, 2020 and December 31, 2019 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2020
Assets
Money market funds	$221,157	$—	$—	$221,157
Certificates of Deposit	15,964	—	—	15,964
Total assets at fair value:	$237,121	$—	$—	$237,121

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2019
Assets
Money market funds	$252,563	$—	$—	$252,563
Certificates of Deposit	15,873	—	—	15,873
Total assets at fair value:	$268,436	$—	$—	$268,436

During the three and nine months ended September 30, 2020 and the year ended December 31, 2019, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 7), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of September 30, 2020, the carrying value was $19.7 million.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2020	December 31, 2019

Computer equipment	327	332
Laboratory equipment	354	871
Furniture and fixtures	866	1,071
Leasehold improvements	1,782	1,941
Accumulated depreciation	(708)	(677)
Property and equipment, net	$2,621	$3,538

Depreciation expense relating to property and equipment was $145 thousand and $462 thousand for the three and nine months ended September 30, 2020, respectively, and $86 thousand and $215 thousand for the three and nine months ended September 30, 2019, respectively.

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

6. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	September 30, 2020	December 31, 2019

Accrued external research	$3,124	$2,737
Accrued professional fees and other	4,304	1,487
Accrued external clinical study costs	5,454	7,996
Accrued compensation expense	2,780	3,183
Accrued expenses	$15,662	$15,403

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

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year; (b) 2.0% of the prepayment amount in the second year; and (c) 1.0% of the prepayment amount in the third year.

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

The Loan Agreement is secured by substantially all of the Company’s assets, including intellectual property, subject to certain exemptions. The Company out-licensed lerociclib as permitted in the Loan Agreement and the Company may out-license rintodestrant upon approval of the licensing terms by Hercules.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $19.4 million, net of debt discount and debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective-interest method over the term of the debt. During the nine months ended September 30, 2020, the Company recognized $1.0 million of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the unaudited condensed statements of operations.

As of September 30, 2020 the future principal payments due under the Loan Agreement, excluding interest, are as follows:

Amount

Remainder of 2020	$—
2021	—
2022	4,631
2023	9,972
2024	5,397
Total principal outstanding	20,000
End of term charge	226
Unamortized debt issuance costs	(553)
Total	19,673

8. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series.  As of September 30, 2020, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2020	December 31, 2019

Common stock options outstanding	6,691,312	5,744,036
Options available for grant under Equity Incentive Plans	969,674	938,738
	7,660,986	6,682,774

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

As of September 30, 2020, there were a total of 969,674 shares of common stock available for future issuance under the 2017 Plan.

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

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Expected volatility	79.0 - 80.2%	74.4 - 77.1%	74.8-80.2%	74.2 - 82.1%
Weighted-average risk free rate	0.3-0.4%	1.4 - 1.9%	0.3-1.7%	1.4 - 2.6%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.06	6.07	6.02	6.02

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Research and development	$1,733	$1,634	$5,367	$4,635
General and administrative	3,189	2,807	8,649	7,351
Total stock-based compensation expense	$4,922	$4,441	$14,016	$11,986

Stock Option Activity

Stock option activity for the nine months ended September 30, 2020 is as follows:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2019	5,744,036	$16.88	7.5	$72,251
Cancelled	(572,420)	$31.96
Granted	1,938,037	18.63
Exercised	(418,341)	4.39
Balance as of September 30, 2020	6,691,312	$16.88	7.5	$19,074
Exercisable at December 31, 2019	3,001,179	8.93	6.1	$58,797
Vested at December 31, 2019 and expected to vest	5,744,036	16.88	7.5	$72,251
Exercisable at September 30, 2020	3,451,036	12.11	6.1	$18,846
Vested at September 30, 2020 and expected to vest	6,691,312	16.88	7.5	$19,074

10. License Revenue

ARC License Agreement

On May 22, 2020, the Company entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”), a company primarily owned by a related party, whereby the Company granted to ARC an exclusive, worldwide, royalty-bearing license, with the right to sublicense, solely to make, have made, use, sell, offer for sale, import, export, and commercialize products related to its cyclin dependent kinase 2 (“CDK2”) inhibitor compounds. At close, the Company received consideration in the form of an upfront payment of $1.0 million and an equity interest in ARC equal to 10% of its issued and outstanding units. In addition, the Company may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. The Company has right of first negotiation to re-acquire these assets.

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

Genor License Agreement

On June 15, 2020, the Company entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) for the development and commercialization of lerociclib in the Asia-Pacific region, excluding Japan (the “Genor Territory”). Under the license agreement, the Company granted to Genor an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib, in the Genor Territory.

Under the license agreement, Genor agreed to pay the Company a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay the Company tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, the Company transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement.

The Company assessed the license agreement in accordance with ASC 606 and identified the following promises under the contract: (i) to transfer the license, (ii) technology transfer and the transfer of related know-how to occur within 60 days of the effective date of the license agreement, and (iii) the sale and delivery of certain existing inventory specified in the agreement. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Genor cannot benefit from the license separate from the technology transfer and related know-how as they are highly interrelated and therefore not distinct. Accordingly, the transfer of the license and the related technology and know-how represent one combined performance obligation.

In accordance with ASC 606, the Company determined the transaction price at contract inception. The Company considers the future potential development and sales milestones, as well as the sales-based royalties to be variable consideration. The Company excluded the regulatory-based development and sales milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and high susceptibility to factors outside our control. As the sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Based on the foregoing, the Company determined that the $6.0 million non-refundable, upfront payment and the $0.6 million owed upon the delivery of existing inventory constituted the entirety of consideration to be included in the transaction price.

The Company then allocated the transaction price to the performance obligations based on the relative stand-alone selling price of each distinct obligation. The Company determined the stand-alone selling prices to equal the amounts paid for each performance obligation. Revenue is recognized for each performance obligation based at a point in time in which control has been transferred. The performance obligation for the transfer of the license and related technology and know-how does not occur until the delivery of the related know-how has been satisfied. This delivery occurred in September 2020 at which point $6.0 million was recognized as revenue. As of September 30, 2020, the delivery of existing inventory has not occurred, and no payment has been made. The delivery of existing inventory is expected to occur in the fourth quarter of 2020.

EQRx License Agreement

On July 22, 2020, the Company entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) for the development and commercialization of lerociclib in the U.S., Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). Under the license agreement, the Company granted to EQRx an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib in the EQRx Territory.

Under the license agreement, EQRx agreed to pay the Company a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay the Company tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, the Company transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. The Company will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx will reimburse the Company for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. The Company will invoice EQRx within 30 days following the end of the quarter, and EQRx will pay within 30 days after its receipt of such invoice.

The Company assessed the license agreement in accordance with ASC 606 and identified the following promises under the contract: (i) to transfer the license, (ii) technology transfer and the transfer of related know-how to occur within 60 days of the effective date of the license agreement, (iii) the Company’s continuation as clinical trial sponsor for two primary clinical trials, and (iv) the sale and delivery of certain existing inventory specified in the agreement. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that EQRx cannot benefit from the license separate from the technology transfer and related know-how as they are highly interrelated and therefore not distinct. Accordingly, the transfer of the license and the related technology and know-how represent one combined performance obligation.

In accordance with ASC 606, the Company determined the transaction price at contract inception. The Company considers the future potential development and sales milestones, as well as the sales-based royalties to be variable consideration. The Company excluded the regulatory-based development and sales milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and high susceptibility to factors outside our control. As the sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. We concluded that the reimbursement of costs incurred for the two primary clinical trials qualifies for the practical expedient under ASC 606, which allows the Company to recognize revenue in the amount for which we have a right to invoice if our right to consideration is an amount that corresponds directly to the value of performance completed to date. We, therefore, will not allocate that transaction price to the performance obligations. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Based on the foregoing, the Company determined that the $20.0 million non-refundable, upfront payment and the $0.6 million owed upon delivery of existing inventory constituted the entirety of consideration to be included in the transaction price.

The Company then allocated the transaction price to the performance obligations based on the relative stand-alone selling price of each distinct obligation. The Company determined the stand-alone selling prices to equal the amounts paid for each performance obligation. Revenue is recognized for the transfer of the license and the related technology and know-how and delivery of existing inventory performance obligations based at a point in time in which control has been transferred. The performance obligation for the transfer of the license and the related technology and know-how does not occur until the delivery of the related technology and know-how has been satisfied. This delivery occurred in September 2020 at which point $20.0 million was recognized as revenue. Revenue is recognized for the reimbursement of costs associated with the two primary clinical trials based on the amount to be invoiced to EQRx for work completed from the effective date of the license agreement through September 30, 2020. During the three-months ended September 30, 2020, the Company recognized revenue of $0.6 million associated with this performance obligation. As this amount was not invoiced as of September 30, 2020, a contract asset for this amount was recognized on the balance sheet. As of September 30, 2020, the delivery of existing inventory has not occurred, and no payment has been made by EQRx. The delivery of existing inventory is expected to occur in the fourth quarter of 2020.

Simcere License Agreement

On August 3, 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, the Company granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory.

Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront cash payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, the Company will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. No plans have currently been established for any combined participation in global clinical trials, however, each company will be responsible for the associated costs in their respective territories. The license agreement also provides for the companies to enter into a separate supply agreement which shall be entered into by the companies within 90 days of the effective date of the license agreement.

The Company assessed the license agreement in accordance with ASC 606 and identified the following promises under the contract: (i) to transfer the license, (ii) technology transfer and the transfer of related know-how to occur promptly following the effective date of the license agreement, (iii) participation in the joint steering committee (“JSC”), and (iv) participation in the joint development committee (“JDC”). The Company determined that Simcere cannot benefit from the license separate from the technology transfer and related technology and know-how as they are highly interrelated and therefore not distinct. Accordingly, the transfer of the license and the related technology and know-how were combined as a single performance obligation. The Company assessed the participation on the JSC and the JDC and concluded that the promises are immaterial in the context of the license agreement and therefore are excluded as performance obligations.

The Company assessed the supply agreement to determine whether it is a distinct performance obligation. The license agreement provides for the companies to enter into a supply agreement within 90 days of the effective date of the license agreement. Simcere may notify the Company of its desire to manufacture, or have manufactured using a third-party CMO, supply of trilaciclib at which point the related manufacturing know-how will be transferred to Simcere at its sole cost and expense. Based on the foregoing, the supply agreement is considered an option and was assessed to determine whether a material right exists. The Company determined that the negotiated price for performing services under a supply agreement are at standalone selling prices, and as such these services would not be provided at a significant or incremental discount and is not considered a material right.

In accordance with ASC 606, the Company determined the transaction price at contract inception. The Company considers the future potential development and sales milestones, as well as the sales-based royalties to be variable consideration. The Company excluded the regulatory-based development and sales milestones from the transaction price because it determined such payments to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone payments and high susceptibility to factors outside our control. As the sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Based on the foregoing, the Company determined that the $14.0 million non-refundable, upfront payment constituted the entirety of consideration to be included in the transaction price.

As there is one combined performance obligation, the Company allocated the entirety of the transaction price to the one performance obligation. Revenue is recognized based at a point in time in which control has been transferred. The performance obligation for the transfer of the license and related technology and know-how does not occur until the delivery of the related technology and know-how has been satisfied. As of September 30, 2020, this performance obligation has not been satisfied and therefore revenue has not been recognized. As the Company received the upfront payment in September 2020, $14.0 million of deferred revenue is on the balance sheet as of September 30, 2020. The transfer of the related technology and know-how is expected to occur in the fourth quarter of 2020, at which point revenue will be recognized.

11. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock options issued and outstanding	6,648,285	5,629,344	6,525,810	5,334,298

Amounts in the table above reflect the common stock equivalents of the noted instrument.

12. Income Taxes

The Company’s effective income tax rate was (8.4)% and 0% for the three months ended September 30, 2020 and 2019, respectively, and (1.3)% and 0% for the nine months ended September 30, 2020 and 2019, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere transaction entered into during the current quarter. See Note 10 for further discussion on this transaction.

13. Related Party Transactions

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

The Company entered into a senior advisor agreement with John E. (Jack) Bailey, Jr., a member of the Board of Directors, effective October 1, 2020. Pursuant to the terms of the agreement, Mr. Bailey will receive $60,000 per month for his services through December 31, 2020. Mr. Bailey will become the Company’s President and Chief Executive Officer effective January 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2019 Form 10-K, and in our subsequently filed Quarterly Reports on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Product Pipeline

We are advancing two clinical stage programs. Trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is a potential best-in-class oral selective estrogen receptor degrader (SERD) for the treatment of ER+ breast cancer. In 2020, we out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  We also have intellectual property focused on cyclin-dependent kinase targets.

G1 Therapeutics Product Pipeline
Candidate	Indication	Status	Development & Commercialization Rights (all indications)
trilaciclib	SCLC	NDA submitted	G1 - Global (ex. Greater China) Simcere - Greater China
	TNBC	Phase 2
	Neoadjuvant breast cancer (I-SPY 2 TRIAL™)	Phase 2
rintodestrant	ER+, HER2- breast cancer	Phase 1/2a	G1 - Global
lerociclib	Multiple	Clinical Stage	EQRx - Global and Japan (ex. Asia Pacific) Genor Biopharma - Asia Pacific (ex. Japan)

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

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, prevents or mitigates clinically significant chemotherapy-induced myelosuppression. The FDA has granted Breakthrough Therapy Designation for trilaciclib based on myelopreservation data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. In August 2020, the FDA accepted our New Drug Application (NDA) for trilaciclib in SCLC, granting Priority Review with a Prescription Drug User Fee Act (PDUFA) action date of February 15, 2021. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myelopreservation in SCLC, which we plan to pursue in collaboration with a partner.

Trilaciclib is also being evaluated in patients with breast cancer. In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line metastatic triple-negative breast cancer (mTNBC) receiving gemcitabine and carboplatin.  Enrollment was completed in the second quarter of 2018. At the 2018 SABCS, we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (PFS). In September 2019, we presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myelopreservation endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress, and were concurrently published in The Lancet Oncology. Updated safety and efficacy data from this trial have been accepted for presentation at the 2020 SABCS. In January 2020, we announced that trilaciclib will be included in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). This trial was initiated in the second quarter of 2020.

As part of our strategy to evaluate the potential benefits of trilaciclib to patients with other tumors that are treated with chemotherapy, we have initiated a registrational trial in colorectal cancer. We met with the FDA in the second quarter of 2020 for a pre-Phase 3 meeting and expect to enroll the first patient in a randomized, placebo-controlled registrational trial of trilaciclib in colorectal cancer in the fourth quarter of 2020. We expect to initiate a registrational trial in mTNBC in 2021. We entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim in June 2020. Under the terms of the agreement, we will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. We will lead marketing, market access and medical engagement initiatives; Boehringer Ingelheim will lead sales force engagements. The agreement is limited to support for SCLC in the U.S. and Puerto Rico. In August 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, we received an upfront payment of $14.0 million and will be eligible to receive up to $156.0 million in development and commercial milestone payments. Simcere will also pay us tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of the agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

Rintodestrant: Our oral SERD

Rintodestrant is a potential first/best in-class oral SERD, which we plan to initially develop as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (IND) with the FDA in the fourth quarter of 2017. In 2018, we initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. We have completed enrollment of the dose escalation and dose expansion portions of the trial, and based on findings we plan to advance an 800 mg dose of rintodestrant in future trials. Updated safety and efficacy data from this trial have been accepted for presentation at the 2020 SABCS. We completed enrollment of patients receiving rintodestrant in combination with palbociclib in October 2020, and expect to disclose initial safety and efficacy data in the second quarter of 2021. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020.

Lerociclib: Our differentiated CDK4/6 inhibitor for patients with CDK4/6-dependent tumors

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, we entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments, along with sales-based royalties and up to $330.0 million in potential milestone payments. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. We do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. We do not have any products approved for sale and have not generated any revenues from product sales. We recorded $26.6 million and $28.7 million of license revenue for the three and nine months ended September 30, 2020, respectively, and $0 of revenue for the year ended December 31, 2019.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of September 30, 2020, we had cash and cash equivalents of $238.3 million. Since inception we have incurred net losses. As of September 30, 2020 we had an accumulated deficit of $410.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our research and development and general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

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

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to us, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, we may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, we have made milestone payments totaling $0.6 million, of which $0 was incurred during the third quarter of 2020. We will also be responsible for any future patent prosecution costs that may arise.

Components of our Results of Operations

Revenue

To date, we have not generated any revenues from the sale of products. Our revenues have been derived from our license agreements.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory.

We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory.

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. Revenue will not be recognized until the transfer of the related technology and know-how is completed. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory.

We entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”) in May 2020.  The Company granted ARC an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. The Company is entitled to receive additional milestone payments and sales-based royalties, and has right of first negotiation to re-acquire these assets.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. As of the third quarter of 2020, we had two clinical-stage product candidates, trilaciclib and rintodestrant.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and September 30, 2019

	Three Months Ended September 30,		Change
	2020	2019	$
	(in thousands)
License revenue	$26,599	$—	$26,599
Operating expenses:
Research and development	17,932	22,941	(5,009)
General and administrative	18,412	11,083	7,329
Total operating expenses	36,344	34,024	2,320
Loss from operations	(9,745)	(34,024)	24,279
Other income (expense):
Interest income	50	1,660	(1,610)
Interest expense	(757)	—	(757)
Other income (expense)	(291)	—	(291)
Total other income (expense), net	(998)	1,660	(2,658)
Loss before income taxes	(10,743)	(32,364)	21,621
Income tax expense	931	—	931
Net loss	$(11,674)	$(32,364)	$20,690

Revenue

Revenue was $26.6 million and $0 for the three months ended September 30, 2020 and September 30, 2019 respectively. The revenue for the three months ended September 30, 2020 related to revenue recognized from the EQRx and Genor upfront payments under the respective license agreements following the transfer of the related technology and know-how which occurred during the period. In addition, we recognized $0.6 million for the costs associated with the two primary lerociclib clinical trials to be reimbursed by EQRx.

Research and development

Research and development expenses were $17.9 million for the three months ended September 30, 2020 compared to $22.9 million for the three months ended September 30, 2019. The decrease of $5.0 million, or -22%, was primarily due to a decrease of $4.6 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, as well as a decrease of $1.6 million in external costs related to discovery and pre-clinical costs development. The decrease is partially offset by an increase of $1.2 million in spend for clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Clinical Program Expenses—trilaciclib	$10,647	$7,664
Clinical Program Expenses—rintodestrant	1,737	2,384
Clinical Program Expenses—lerociclib	1,345	2,486
Chemical Manufacturing and Development	3,435	8,030
Discovery and Pre-Clinical Expenses	768	2,377
Total Research and Development Expenses	$17,932	$22,941

General and administrative

General and administrative expenses were $18.4 million for the three months ended September 30, 2020 compared to $11.1 million for the three months ended September 30, 2019. The increase of $7.3 million, or 66%, was due to an increase of $1.7 million in personnel costs due to increased headcount, of which $0.4 million related to non-cash stock compensation expense, an increase of $5.3 million in pre-commercialization activities, and an increase of $1.0 million in professional services, insurance and other administrative costs. The increase is partially offset by a decrease of $0.7 million in medical affairs costs related to trilaciclib.

Total other income (expense), net

Total other income (expense), net was $(1.0) million for the three months ended September 30, 2020 as compared to $1.7 million for the three months ended September 30, 2019. The decrease of $2.7 million was primarily due to the lower balance of money market funds due to cash used in operating activities and changes in interest rates during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, interest expense on loan payable, and loss on disposal of fixed assets.

Income tax expense

Income tax expense was $0.9 million for the three months ended September 30, 2020 as compared to $0 for the three months ended September 30, 2019. The increase was related to the foreign withholding taxes incurred as a result of the upfront payment received from the Simcere license agreement entered into during the quarter.

Results of Operations

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
	2020	2019	$
	(in thousands)
License revenue	$28,739	$—	$28,739
Operating expenses:
Research and Development	56,897	64,510	(7,613)
General and Administrative	44,230	27,979	16,251
Total operating expenses	101,127	92,489	8,638
Loss from operations	(72,388)	(92,489)	20,101
Other income (expense):
Interest income	922	5,469	(4,547)
Interest expense	(1,022)	—	(1,022)
Other income (expense)	(488)	14	(502)
Total other income (expense), net	(588)	5,483	(6,071)
Loss before income taxes	(72,976)	(87,006)	14,030
Income tax expense	931	-	931
Net loss	$(73,907)	$(87,006)	$13,099

Revenue

Revenue was $28.7 million and $0 for the nine months ended September 30, 2020 and 2019, respectively. The revenue for the nine months ended September 30, 2020 related to revenue recognized from the ARC, EQRx and Genor upfront payments under the respective license agreements following the transfer of the related technology and know-how which occurred during the period. In addition, we recognized $0.6 million for the costs associated with the two primary lerociclib clinical trials to be reimbursed by EQRx.

Research and development

Research and development expenses were $56.9 million for the nine months ended September 30, 2020 compared to $64.5 million for the nine months ended September 30, 2019. The decrease of $7.6 million, or -12%, was primarily due to a decrease of $3.7 million in clinical costs, due to reduction in spend for ongoing clinical trials of $0.7 million as well as regulatory filing reimbursement received during the second quarter of 2020 of $3.0 million. The decrease in research and development expenses was also due to a decrease of $3.0 million in external costs related to discovery and pre-clinical costs development and decrease of $0.9 million in costs for manufacturing of active pharmaceutical ingredients and drug products to support clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Clinical Program Expenses—trilaciclib	$25,763	$25,922
Clinical Program Expenses—rintodestrant	5,482	6,012
Clinical Program Expenses—lerociclib	4,940	8,003
Chemical Manufacturing and Development	17,619	18,469
Discovery and Pre-clinical Expenses	3,093	6,104
Total Research and Development Expenses	$56,897	$64,510

General and administrative

General and administrative expenses were $44.2 million for the nine months ended September 30, 2020 compared to $28.0 million for the nine months ended September 30, 2019. The increase of $16.3 million, or 58% was due to an increase of $4.3 million in compensation due to increased headcount, of which $1.3 million related to non-cash stock compensation expense, an increase of $1.9 million in medical affairs costs related to trilaciclib, an increase of $7.2 million in pre-commercialization activities, an increase of $2.9 million in professional services, insurance and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(0.6) million for the nine months ended September 30, 2020 as compared to $5.5 million for the nine months ended September 30, 2019.  The decrease of $6.1 million was from lower balance of money market funds due to cash used in operating activities and changes in interest rates during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, interest expense on loan payable, and loss on disposal of fixed assets.

Income tax expense

Income tax expense was $0.9 million for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019. The increase was related to the foreign withholding taxes incurred as a result of the upfront payment received from the Simcere license agreement entered into during the quarter.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of September 30, 2020, we had an accumulated deficit of $410.8 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

As of September 30, 2020, we had cash and cash equivalents of $238.3 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

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

At-the-market offering

On June 15, 2018, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent.  Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter of 2018 and the remaining $24.0 million by August 2, 2018. As of September 30, 2020, we have remaining authorization to sell up to $88.2 million under this sales agreement with Cowen.

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

Loan and Security Agreement with Hercules

On May 29, 2020, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) under which Hercules has agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with a maturity date of June 1, 2024. No principal payments are due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. The interest only period may be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.

Genor License Agreement

On June 15, 2020, we entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) for the development and commercialization of lerociclib in the Asia-Pacific region, excluding Japan (the “Genor Territory”). Under the license agreement, we granted to Genor an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib, in the Genor Territory.

Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement.

EQRx License Agreement

On July 22, 2020, we entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) for the development and commercialization of lerociclib in the U.S., Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). Under the license agreement, we granted to EQRx an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib in the EQRx Territory.

Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx will reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of the quarter, and EQRx will pay within 30 days after its receipt of such invoice.

Simcere License Agreement

On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, we granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory.

Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. No plans have currently been established for any combined participation in global clinical trials, however, each company will be responsible for the associated costs in their respective territories. The license agreement also provides for the companies to enter into a separate supply agreement which shall be entered into by the companies within 90 days of the effective date of the license agreement.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2020	2019	$
	(in thousands)
Net cash used in operating activities	$(52,234)	$(69,560)	$17,326
Net cash provided/used in investing activities	152	(1,616)	1,768
Net cash provided by financing activities	21,216	2,319	18,897
Net change in cash, cash equivalents, and restricted cash	$(30,866)	$(68,857)	$37,991

Net cash used in operating activities

During the nine months ended September 30, 2020, net cash used in operating activities was $52.2 million which consisted primarily of a net loss of $73.9 million, a decrease in net operating assets and liabilities of $6.7 million, and a decrease in non-cash equity interest of $0.9 million, partially offset by an increase in deferred revenue of $14.0 million, non-cash stock compensation expense of $14.0 million, $0.5 million of depreciation expense, $0.3 million from loss on disposal of fixed assets, $0.3 million in amortization of debt issuance costs, and $0.2 million of non-cash interest expense.

During the nine months ended September 30, 2019, net cash used in operating activities was $69.6 million, which consisted primarily of a net loss of $87.0 million, partially offset by non-cash stock compensation expense of $12.0 million, working capital adjustments of $5.2 million and $0.2 million of depreciation expense.

Net cash used in operating activities decreased by $(17.3) million as compared to the nine months ended September 30, 2019 primarily due to decrease in net loss from recognition of revenue offset by an increase in administrative costs as company prepares for commercialization.

Net cash used in investing activities

During the nine months ended September 30, 2020, there $0.2 million provided by investing activities from the disposal of property and equipment.

During the nine months ended September 30, 2019, net cash used in investing activities was $1.6 million related to the purchases of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $21.2 million, which consisted of $19.4 million in net proceeds from debt funding and $1.8 million from proceeds from the exercise of stock options.

During the nine months ended September 30, 2019, net cash provided by financing activities was $2.3 million, from proceeds from the exercise of stock options.

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

Contractual Obligations, Commitments and Contingencies

The Company entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc., or BI, in June 2020. Under the terms of the agreement, we will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. We will lead marketing, market access and medical engagement initiatives; BI will lead sales force engagements. The agreement is limited to support for small cell lung cancer. There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for year ended December 31, 2019.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2019 Form 10-K. There have been no material changes during the nine months ended September 30, 2020 to our critical accounting policies, significant judgments and estimates disclosed in our 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $238.3 million as of September 30, 2020, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. As of September 30, 2020, $20.0 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and nine months ended September 30, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and in March 2020, in an effort to halt the outbreak of COVID-19, the United States, along with many other countries, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. Such government-imposed precautionary measures have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. The duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by the effects of the COVID-19 pandemic.

The enrollment of patients in current and future clinical trials may be slower due to the outbreak of COVID-19. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our nonclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs. We also rely on third party suppliers and contract manufacturers to produce the drug product we utilize in our clinical trials. Although we do not anticipate significant supply chain delays or shortages as a result of the COVID-19 pandemic at this time, the outbreak may cause delays in delivery of APIs and drug product. Temporary closure of our facilities, or facilities at which our clinical trials or nonclinical studies are conducted, or restrictions on the ability of our employees, clinicians or patients enrolled in our trials to travel could adversely affect our operations and our ability to conduct and complete our nonclinical studies and clinical trials. As a result of the foregoing factors, the expected timeline for data readouts of our clinical trials may be negatively impacted, which would adversely affect our business.

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

The full extent to which COVID-19 impacts our business will depend on future developments, including, but not limited to, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact.

We entered into a license agreement for the development of trilaciclib in greater China and intend to continue to use third-party collaborators to help us develop and commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

We have entered into license agreements with third-parties, and may continue to selectively pursue strategic collaborations, for the development and commercialization of our products.  For example, in August 2020, we entered into a license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd, for the development and commercialization of trilaciclib in Greater China. In our third-party collaborations, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative therapies in preference to those being developed in collaboration with us. The development and commercialization of our product candidates will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues, and litigation expenses.

Item 6. Exhibits.

Exhibit Number	Description
10.1*†	Employment Agreement by and between Registrant and John E. Bailey, Jr. dated September 29, 2020.
10.2*†	Senior Advisor Agreement between Registrant and John E. Bailey, Jr. dated September 29, 2020.
10.3*†	Senior Advisor Agreement between Registrant and Mark A. Velleca, M.D., Ph.D. dated September 29, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: November 4, 2020	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)