Form 10-Q
period 2021-03-31
G1 Therapeutics, Inc.
filed 2021-05-05
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 42,074,338 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$278,968	$207,306
Restricted cash	125	63
Accounts Receivable	5,048	237
Inventories	1,427	—
Prepaid expenses and other current assets	11,444	8,786
Total current assets	297,012	216,392
Property and equipment, net	2,362	2,482
Restricted cash	375	437
Operating lease assets	7,786	8,026
Other assets	1,023	1,215
Total assets	$308,558	$228,552
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,783	$3,572
Accrued expenses	18,075	16,486
Deferred revenue	154	237
Other current liabilities	2,592	3,148
Total current liabilities	25,604	23,443
Loan payable	29,913	19,893
Operating lease liabilities	7,598	7,865
Total liabilities	63,115	51,201
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 42,042,640 and 38,140,756 shares issued as of March 31, 2021 and December 31, 2020, respectively; 42,015,974 and 38,114,090 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	707,996	613,462
Accumulated deficit	(462,549)	(436,107)
Total stockholders’ equity	245,443	177,351
Total liabilities and stockholders' equity	$308,558	$228,552

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$609	$—
License revenue	13,609	—
Total revenues	14,218	—
Operating expenses:
Cost of goods sold	243	—
Research and development	16,540	20,434
Selling, general and administrative	22,970	11,387
Total operating expenses	39,753	31,821
Loss from operations	(25,535)	(31,821)
Other income (expense):
Interest income	19	780
Interest expense	(748)	—
Other income (expense)	(40)	18
Total other income (expense), net	(769)	798
Loss before income taxes	(26,304)	(31,023)
Income tax expense	138	—
Net loss	$(26,442)	$(31,023)
Net loss per share, basic and diluted	$(0.65)	$(0.82)
Weighted average common shares outstanding, basic and diluted	40,700,827	37,659,722

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation	—	—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(26,442)	$(31,023)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,892	4,727
Depreciation and amortization	120	159
Loss on disposal of fixed assets	—	8
Amortization of debt issuance costs	264	—
Non-cash interest expense	169	—
Non-cash equity interest, net	48	—
Change in operating assets and liabilities
Accounts receivable	(4,811)	—
Inventories	(1,427)	—
Prepaid expenses and other assets	(254)	1,371
Accounts payable	(953)	992
Accrued expenses and other liabilities	597	(3,259)
Deferred revenue	(83)	—
Net cash used in operating activities	(26,880)	(27,025)
Cash flows from investing activities
Proceeds from disposal of property and equipment	—	—
Purchases of property and equipment	—	—
Net cash provided/used in investing activities	—	—
Cash flows from financing activities
Proceeds from stock options exercised	2,264	219
Proceeds from loan agreement	10,000	—
Payments of debt issuance costs	(100)	—
Proceeds from public offering, net of underwriting fees and commissions	86,429	—
Payment of public offering costs	(51)	—
Net cash provided by financing activities	98,542	219
Net change in cash, cash equivalents and restricted cash	71,662	(26,806)
Cash, cash equivalents and restricted cash
Beginning of period	207,806	269,708
End of period	$279,468	$242,902
Supplemental disclosure of cash flow information
Cash paid for interest	$483	$—
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$2,164	$27

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Notes to financial statements

(unaudited)

1. Business Description

G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company based in Research Triangle Park, North Carolina focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company’s first FDA-approved product, COSELA™ (trilaciclib) is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy and is the first innovation in managing myelosuppression in decades. The Company was incorporated on May 19, 2008 in the state of Delaware.

Currently, the Company is advancing two clinical stage programs. Our lead compound trilaciclib is a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy. Rintodestrant is an oral selective estrogen receptor degrader (SERD) for the potential treatment of ER+, HER2- breast cancer. In addition, the Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib

The Company’s lead compound, trilaciclib, is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lung cancer (“ES-SCLC”). This action leads to a temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. Also, clinical trials have shown that trilaciclib has the potential to activate and enhance the immune system response driving increased anti-tumor efficacy, which the Company continue to explore in additional clinical trials. The Company is developing trilaciclib in a variety of clinical trials in tumors including colorectal cancer (“CRC”), metastatic triple negative breast cancer (“mTNBC”), neoadjuvant breast cancer, non-small cell lung cancer (“NSCLC”) and bladder cancer.

Trilaciclib is a novel therapeutic approach, which is given before chemotherapy, that temporarily blocks progression through the cell cycle. This provides two benefits. First, it proactively helps protect HSPCs in bone marrow leading to preservation of neutrophils, erythrocytes, and platelets (called myeloprotection) which reduces the occurrences and severity of neutropenia and other myelosuppressive consequences of chemotherapy. This myeloprotection benefit has been conclusively proven in double-blind placebo-controlled clinical trials in extensive-stage small cell lung cancer. Second, trilaciclib activates and enhances the immune system response driving increased anti-tumor efficacy, which the Company is exploring in clinical trials.

On February 12, 2021, COSELA for injection was approved by the U.S. Food and Drug Administration (“FDA”) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. On March 2, 2021, COSELA became commercially available through G1’s specialty distributor network. COSELA is administered intravenously as a 30-minute infusion completed within four (4) hours prior to the start of chemotherapy and is the first FDA-approved therapy to provide proactive, multilineage protection from chemotherapy-induced myelosuppression. The approval of COSELA is based on data from three (3) randomized, placebo-controlled trials that showed patients receiving COSELA prior to chemotherapy had clinically meaningful and statistically significant reduction in the duration and severity of neutropenia, reduction of red blood cell transfusions, as well as improvements in other myeloprotection measures, compared to patients receiving chemotherapy without COSELA. G1 announced on March 25, 2021 that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes.

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

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020, and will be eligible to receive up to $156.0 million in development and commercial milestone payments. During the first quarter of 2021, the Company received two development milestone payments totaling $5.0 million. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is also executing on its tumor-agnostic strategy to evaluate the potential benefits of providing trilaciclib to patients with other tumors that are treated with chemotherapy. The Company has three on-going clinical trials: a pivotal trial in 1L CRC, a pivotal trial in mTNBC (including 1L and 2L patients), and a Phase 2 trial in neoadjuvant breast cancer (I-SPY 2). The Company intends to initiate two additional Phase 2 studies: a 2L/3L NSCLC trial in post-checkpoint patients and a 1L bladder cancer trial with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy.

Rintodestrant

Rintodestrant is an oral selective estrogen receptor degrader (“SERD”) for the treatment of estrogen receptor-positive (“ER+”) breast cancer.  Rintodestrant, an oral SERD, is a Phase 2 compound being developed as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The mature monotherapy data were presented at the 2020 San Antonio Breast Cancer Symposium (“SABCS”) conference, confirming the safety and efficacy results of the preliminary analysis. Based on these findings the Company advanced an 800 mg dose of rintodestrant into a 40-patient Phase 2 combination trial with palbociclib, a CDK4/6 inhibitor. The Company has completed enrollment of patients in this trial and expects to disclose initial safety and efficacy data in the second quarter of 2021. Palbociclib is being provided under a non-exclusive clinical supply agreement that was signed with Pfizer in February 2020. The Company will evaluate partnering options for rintodestrant following the data read-out from its combination study.

Lerociclib

Lerociclib is a differentiated clinical-stage oral CDK4/6 inhibitor for use in combination with other targeted therapies in multiple oncology indications. In 2020, the Company entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments to the Company in 2020, and provide up to $330.0 million in potential milestone payments, plus sales-based royalties. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

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

The information presented in the condensed financial statements and related notes as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021, (the “2020 Form 10-K”). The December 31, 2020 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to accrued expenses, accrued external clinical costs, net revenues, stock-based compensation expense and deferred tax asset valuation allowance.  The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from specialty distributors in the U.S. (collectively, its “Customers”) related to sales of COSELA and have standard payment terms. Trade receivables are recorded net of the estimated variable consideration for chargebacks based on contractual terms and the Company’s expectation regarding the utilization and earnings of the chargebacks and discounts as well as the net amount expected to be collected from the Company’s customers. Estimates of the Company’s credit losses are determined based on existing contractual payment terms, individual customer circumstances, and any changes to the economic environment.

In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue.

Inventories

Inventories are stated at the lower of cost or net realizable value and recognized on a weighted-average cost method. The Company uses actual cost to determine the cost basis for inventory. Inventory is capitalized based on when future economic benefit is expected to be realized. Due to the nature of the Company’s supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers, and contract manufacturers. The Company began capitalizing inventory upon receiving FDA approval for COSELA on February 12, 2021. Prior to FDA approval of COSELA, expenses associated with the manufacturing of the Company's products were recorded as research and development expense.

Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred. No inventory valuation reserves have been recorded for any periods presented.

Revenue Recognition

For elements of those arrangements that the Company determines should be accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company assesses which activities in its license or collaboration agreements are performance obligations that should be accounted for separately and determines the transaction price of the arrangement, which includes the assessment of the probability of achievement of future milestones and other potential consideration. For arrangements that include multiple performance obligations, such as granting a license or performing manufacturing or research and development activities, the Company allocates the transaction price based on the relative standalone selling price and recognizes revenue that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. Accordingly, the Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include revenue forecasts, clinical development timelines and costs, discount rates and probabilities of clinical and regulatory success.

License Revenue

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

Product Sales, Net

The Company sells COSELA to specialty distributors in the U.S. and, in accordance with ASC 606, recognizes revenue at the point in time when the customer is deemed to have obtained control of the product. The customer is deemed to have obtained control of the product at the time of physical receipt of the product at the customers’ distribution facilities, or Free on Board (“FOB”) destination, the terms of which are designated in the contract.

Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Liabilities related to co-pay assistance, rebates, and GPO fees are classified as “Accrued Expenses” in the Condensed Balance Sheets. Discounts such as chargebacks, returns, and specialty distributor fees are recorded as a reduction to trade accounts receivable, which is included in “Accounts Receivable” in the Condensed Balance Sheets.

Forms of Variable Consideration

Rebates and Chargebacks: The Company estimates reductions to product sales for Public Health Service Institutions, such as Medicaid, Medicare and Veteran’' Administration (“VA”) programs, as well as certain other qualifying federal and state government programs, and other group purchasing organizations. The Company estimates these reductions based upon the Company’s contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix. These organizations purchase directly from the Company’s specialty distributors at a discount and the specialty distributors charge the Company back the difference between the wholesaler price and the discounted price. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make. The Company’s reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

Co-pay assistance: Eligible patients who have commercial insurance may receive assistance from the Company to reduce the patient’s out of pocket costs. Liabilities for co-pay assistance are calculated by actual program participation from third-party administrators.

Distribution Fees: The Company has written contracts with its customers that include terms for distribution fees and costs for inventory management. The Company estimates and records distribution fees due to its customers based on gross sales.

Product Returns: The Company generally offers a right of return based on the product’s expiration date and certain spoilage and damaged instances. The Company estimates the amount of product sales that may be returned and records the estimate as a reduction of product sales in the period the related product sales are recognized. The Company’s estimates for expected returns are based primarily on an ongoing analysis of sales information and visibility into the inventory remaining in the distribution channel.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of COSELA, including third-party manufacturing costs, packaging services, freight-in, third-party logistics costs associated with COSELA, and Company personnel costs. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of COSELA on February 12, 2021, the Company subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of COSELA were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2021 and December 31, 2020, the Company had no such accruals.

Income tax expense recognized during the three months ended March 31, 2021 related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the period. See Note 11 for further detail.

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

The Company also incurs stock-based compensation expense related to restricted stock units (“RSUs”) granted to employees. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, the Company presents debt issuance costs on the condensed balance sheet as a direct deduction from the associated debt.

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

The Company established a COVID-19 response team which continually monitors the impact of COVID-19 on its operations.  The COVID-19 response team manages workplace protocols that govern employees use of the Company’s office. To mitigate the impact of COVID-19 on its business, the Company put in place the following safety measures for its employees, patients, healthcare professionals, and suppliers to limit exposure: the Company substantially restricted travel, supplied personal protective equipment to employees, limited access to its headquarters and asked most of its staff to work remotely. In addition, the Company added bandwidth and VPN capacity to its infrastructure to facilitate remote work arrangements. The Company will continue to monitor the impact of COVID-19 on its operations and report its Board of Directors regularly on the progress of its response to the COVID-19 outbreak.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2021 and December 31, 2020 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2021
Assets
Money market funds	$260,521	$—	$—	$260,521
Certificates of Deposit	15,976	—	—	15,976
Total assets at fair value:	$276,497	$—	$—	$276,497

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2020
Assets
Money market funds	$190,180	$—	$—	$190,180
Certificates of Deposit	15,970	—	—	15,970
Total assets at fair value:	$206,150	$—	$—	$206,150

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of March 31, 2021, the carrying value was $29.9 million.

4. Inventories

Inventories as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$—	$—
Work in process	1,427	—
Finished goods	—	—
Inventories	$1,427	$—

The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Accumulated depreciation	(947)	(827)
Property and equipment, net	$2,362	$2,482

Depreciation expense relating to property and equipment was $120 thousand and $159 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively.

6. Patent License Agreement

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

7. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	March 31, 2021	December 31, 2020

Accrued external research	$2,291	$3,219
Accrued professional fees and other	6,130	3,920
Accrued external clinical study costs	8,339	5,683
Accrued compensation expense	1,315	3,664
Accrued expenses	$18,075	$16,486

8. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules has agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“the Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances by the Company exceed $40.0 million, no financial covenants are required. As of March 31, 2021, no financial covenants apply as the Company had only drawn down on the first tranche.

Amounts borrowed under the original Loan Agreement will bear an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. Based on original terms of the Loan Agreement, the Company will make interest only payments through June 1, 2022 and following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024. Based on the original terms of the Loan Agreement, upon satisfaction of the Performance Milestone, the interest only period was extended through January 1, 2023 and the maturity date was extended to June 1, 2025. Upon entering into the First Amendment on March 31, 2021, the interest rate was amended to be equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%.

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

The Company incurred financing expenses of $0.4 million related to the Loan Agreement which are recorded as debt issuance costs and as a direct reduction to long-term debt on the Company’s unaudited condensed balance sheet. Upon issuance, the Company treated $0.2 million of the upfront facility fee that related to the initial $20.0 million drawn as a debt discount and treating it in the same way as debt issuance costs. The remainder of the facility fee is related to future undrawn tranches and is accounted for as a deferred financing charge. Upon entering into the First Amendment, the Company incurred additional financing expenses of $0.1 million which were recorded as debt issuance costs. Also, in conjunction with the First Amendment, $0.1 million of the upfront facility fee previously recorded as a deferred financing charge was reclassified as a debt issuance cost since that amount related to the remainder of the first tranche which was drawn at the amendment date.

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $19.4 million, net of debt discount and debt issuance costs. Upon entering into the First Amendment, the carrying value increased by $9.8 million, net of debt discount and debt issuance costs. The carrying value is accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective-interest method over the term of the debt. During the three months ended March 31, 2021, the Company recognized $0.7 million of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the unaudited condensed statements of operations.

As of March 31, 2021 the carrying value due under the Loan Agreement, excluding interest, is as follows:

Amount

Remainder of 2020	$—
2021	—
2022	—
2023	11,127
2024	12,236
2025	6,637
Total principal outstanding	30,000
End of term charge	565
Unamortized debt issuance costs	(652)
Total	$29,913

9. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

On June 15, 2018, the Company entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent. Between January 14, 2021 and February 9, 2021, the Company sold 3,513,027 shares of common stock pursuant to this agreement resulting in $86.4 million in net proceeds. As of February 9, 2021, the Company has used the entirety of the remaining availability under the sales agreement with Cowen.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in on or more series. As of March 31, 2021, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at March 31, 2021 and December 31, 2020 as follows:

	March 31, 2021	December 31, 2020

Common stock options outstanding	7,226,633	6,644,780
RSUs outstanding	464,885	—
Options and RSUs available for grant under Equity Incentive Plans	1,143,009	932,051
	8,834,527	7,576,831

10. Stock-Based Compensation

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

2017 Equity Incentive Plan

In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company.  The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock.  Effective January 1, 2021, and in accordance with the “evergreen” provision of the 2017 Plan, an additional 1,096,553 shares were made available for issuance.

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

Beginning in January 2021, the Company began granting Restricted Stock Units (“RSUs”) under the 2017 Plan. RSUs are granted at the fair market value of a share of common stock on the date of grant.

As of March 31, 2021, there were a total of 657,309 shares of common stock available for future issuance under the 2017 Plan

2021 Inducement Equity Incentive Plan

In February 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of up to 500,000 non-qualified options, stock grants, and stock-based awards to employees and directors of the Company. The 2021 Inducement Plan does not include an evergreen provision.

As of March 31, 2021, there were a total of 485,700 shares of common stock available for future issuance under the 2021 Inducement Plan.

Stock-Based Compensation

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

The Company also incurs stock-based compensation expense related to RSUs. The fair value of RSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award.

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2021	2020

Cost of goods sold	$43	$—
Research and development	1,405	1,800
Selling, general and administrative	4,444	2,927
Total stock-based compensation expense	$5,892	$4,727

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020

Expected volatility	78.3 - 79.0%	74.8 - 78.3%
Weighted-average risk free rate	0.4-0.9%	0.4 - 1.7%
Dividend yield	—%	—%
Expected term (in years)	6.02	6.06

Stock Option Activity

The following table is a summary of the Stock option activity for the three months ended March 31, 2021:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2020	6,644,780	$16.91	7.3	$35,464
Granted	1,181,533	$18.52
Cancelled	(210,823)	22.52
Exercised	(388,857)	5.82
Balance as of March 31, 2021	7,226,633	$17.60	7.6	$60,939
Exercisable at December 31, 2020	3,542,190	12.94	6.0	$31,686
Vested at December 31, 2020 and expected to vest	6,644,780	16.91	7.3	$35,464
Exercisable at March 31, 2021	3,633,587	14.80	6.2	$43,299
Vested at March 31, 2021 and expected to vest	7,226,633	17.60	7.6	$60,939

As of March 31, 2021, unrecognized compensation expense related to unvested stock options totaled $45.2 million , which the Company expects to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock Units

The Company’s restricted stock units (“RSUs”) are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.

The following table is a summary of the RSU activity for three months ended March 31, 2021:

		Weighted - Average
	Number of	Fair Value
	RSUs	per Share

Balance as of December 31, 2020	—	$—
Granted	485,961	18.03
Cancelled	(21,076)	18.07
Vested	—	—
Balance as of March 31, 2021	464,885	$18.03

As of March 31, 2021, there was $7.8 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 3.3 years.

11. License Revenue

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

Under the license agreement, Genor agreed to pay the Company a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay the Company tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. In September 2020, the Company transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory, which resulted in the recognition of $6.0 million in revenue in accordance with ASC 606.

For the three months ended March 31, 2021, the Company recognized $3.0 million of revenue related to a development milestone which occurred during the period. As of March 31, 2021, a receivable was recorded as cash had not yet been received. Payment was received in April 2021.

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

Under the license agreement, EQRx agreed to pay the Company a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay the Company tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. In September 2020, the Company transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory which resulted in the recognition of $20.0 million in revenue in accordance with ASC 606. EQRx will be responsible for the development of the product in the EQRx Territory. The Company will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx will reimburse the Company for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. The Company will invoice EQRx within 30 days following the end of the quarter, and EQRx will pay within 30 days after its receipt of such invoice.

For the three months ended March 31, 2021 the Company recognized revenue of $4.6 million related to the delivery of clinical drug supply and manufacturing services and $0.8 million for the reimbursement of costs associated with the two primary clinical trials for lerociclib. The amounts for clinical drug supply and manufacturing services have been invoiced and paid. The amounts for clinical trial reimbursements are recognized as accounts receivable on the balance sheet as of March 31, 2021. No development and commercial milestones, as defined by the agreement, have been achieved through March 31, 2021.

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

Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. In accordance with ASC 606, the Company recognized the non-refundable, upfront cash payment of $14.0 million (less applicable withholding taxes of $1.4 million) in 2020 as the Company had transferred the license and related technology and know-how to Simcere.

Further, during the three months ended March 31, 2021, the Company recognized $5.0 million related to development milestones which were met during the period. As of March 31, 2021, cash was received for both development milestones.

12. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2021 and 2020 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Stock options issued and outstanding	7,450,754	6,276,155
Unvested RSUs	465,620	—
Total potential dilutive shares	7,916,374	6,276,155

Amounts in the table above reflect the common stock equivalents of the noted instrument.

13. Income Taxes

The Company’s effective income tax rate was (0.5)% and 0% for the three months ended March 31, 2021 and 2020, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.

14. Related Party Transactions

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

The Company granted an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds to ARC Therapeutics, LLC (“ARC”), a company primarily owned by Frederic N. Eshelman, Pharm.D., former director of the Company, in exchange for cash and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue in 2020.

The Company entered into a senior advisor agreement on September 29, 2020 with Mark A. Velleca, M.D., Ph.D., a member of the Board of Directors, with an effective date of January 1, 2021. Pursuant to the terms of the agreement, Dr. Velleca will receive $200,000 annually, paid in equal quarterly installments, for his services. The senior advisor agreement will expire on December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2020 Form 10-K, and in our subsequently filed Quarterly Reports on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first approved product by the U.S. Food and Drug Administration (“FDA”), COSELA™ (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy and is the first innovation in managing myeloprotection in decades. COSELA was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at G1, prior to the beginning of DNA replication. Our therapies are designed to improve outcomes for patients across multiple oncology indications.

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

On February 12, 2021, COSELA was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive stage small cell lung cancer (“ES-SCLC”). We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), metastatic triple negative breast cancer (“mTNBC”), neoadjuvant breast cancer, non-small cell lung cancer (“NSCLC”), and bladder cancer.

Rintodestrant is an oral selective estrogen receptor degrader (“SERD”) for the treatment of ER+ breast cancer. In 2020, we out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  We also have intellectual property focused on cyclin-dependent kinase targets.

G1 Therapeutics Product Pipeline
Candidate	Indication	Status	Development & Commercialization Rights (all indications)
trilaciclib	Extensive-stage small cell lung cancer (ES-SCLC)	COSELA (trilaciclib) Approved by FDA	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Colorectal cancer (CRC)	Registrational trial (initiated in 2020)
	1L/2L metastatic Triple negative breast cancer (mTNBC)	Registrational trial (initiated in 1H 2021)
	2L/3L Non-small cell lung cancer (NSCLC)	Phase 2 trial (initiating in 1H 2021)
	1L Bladder cancer	Phase 2 trial (initiating in 1H 2021)
	Neoadjuvant breast cancer (I-SPY 2 TRIAL™)	Phase 2 trial (initiated in 2020)
rintodestrant	ER+, HER2- breast cancer	Phase 2a (enrollment completed in 2020)	G1 - Global
lerociclib	Multiple	Clinical Stage	EQRx: Global and Japan (ex. Asia Pacific) Genor Biopharma: Asia Pacific (ex. Japan)

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

Chemotherapy is an effective and important weapon against cancer. However, chemotherapy does not differentiate between healthy cells and cancer cells and kills both, including important stem cells in the bone marrow (namely, HSPCs) that produce white blood cells, red blood cells and platelets, and immune cells. This chemotherapy-induced bone marrow damage is known as myelosuppression. When white blood cells, red blood cells and platelets become depleted, chemotherapy patients are at increased risk of infection, experience anemia and fatigue, and are at increased risk of bleeding. Myelosuppression often requires the administration of rescue interventions such as growth factors and blood or platelet transfusions and may also result in chemotherapy dose delays and reductions. Immune cell damage may decrease the ability of the immune system to fight the cancer, as well as infection.

In preclinical studies, administration of trilaciclib prior to chemotherapy has been shown to induce transient cell-cycle arrest of HSPCs, helps protect HSPCs from chemotherapy-induced damage, preserve bone marrow and immune system function, helps protect against bone marrow exhaustion, improve complete blood counts (“CBC”) recovery, prevent myeloid skewing and consequent lymphopenia, and enhance T-cell effector function in the tumor microenvironment.

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

Based on these encouraging preliminary data, we advanced both SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multilineage myeloprotection results were reported in March 2018, with additional data reported at the European Society for Medical Oncology (“ESMO”) 2018 Congress and published in Annals of Oncology in 2019. Enrollment in the second-/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multilineage myeloprotection data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (“ASCO”) 2019 Annual Meeting. These data were also published in Advances in Therapy (Hart et al.) in 2020.

Our third trial in SCLC was initiated in 2017, as part of our non-exclusive collaboration with Genentech, with the goal of exploring the use of trilaciclib in combination with chemotherapy and a checkpoint inhibitor.  The trial was a randomized, placebo-controlled, double-blind Phase 2 trial of trilaciclib in combination with Tecentriq® (atezolizumab)/carboplatin/etoposide in first-line SCLC patients. We completed enrollment in February 2018 and reported positive multilineage myeloprotection data in November 2018. Additional data, including myeloprotection and anti-tumor efficacy findings as measured by overall survival (“OS”), were reported at the 2019 ESMO Congress and featured in a concurrent publication in The Lancet Oncology.

All three SCLC trials demonstrated that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, decreases the incidence of clinically significant chemotherapy-induced myelosuppression. The FDA granted Breakthrough Therapy Designation for trilaciclib based on myeloprotection data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. In August 2020, the FDA accepted our New Drug Application (“NDA”) for trilaciclib in SCLC, granting Priority Review with a Prescription Drug User Fee Act (“PDUFA”) action date of February 15, 2021. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for trilaciclib for myeloprotection in SCLC, which we plan to pursue in collaboration with a partner.

On February 12, 2021, COSELA™ was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (“ES-SCLC”). COSELA became commercially available through G1’s specialty distributor network on March 2, 2021. COSELA is administered intravenously as a 30-minute infusion completed within four (4) hours prior to the start of chemotherapy and is the first and only FDA-approved therapy that helps proactively deliver multilineage myeloprotection to patients with ES-SCLC being treated with chemotherapy. The approval of COSELA is based on data from three (3) randomized, placebo-controlled trials that showed patients receiving COSELA prior to chemotherapy had clinically meaningful and statistically significant reduction in the duration and severity of neutropenia, reduction of red blood cell transfusions, as well as improvements in other myeloprotection measures, compared to patients receiving chemotherapy without COSELA. G1 announced on March 25, 2021 that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes.

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

We are also executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors that are treated with chemotherapy. We have three ongoing clinical trials: a pivotal trial in 1L colorectal cancer (“CRC”), a pivotal trial in mTNBC (including 1L and 2L patients), and a Phase 2 trial in neoadjuvant breast cancer (“I-SPY 2”). We intend to initiate two additional Phase 2 studies: a 2L/3L non-small cell lung cancer (“NSCLC”) trial in post-checkpoint patients and a 1L bladder cancer trial with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy.

Pivotal 1L Colorectal Cancer (“CRC”)

We are enrolling patients in a randomized, placebo-controlled registrational trial of trilaciclib in CRC in the first quarter of 2021. CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection and potential efficacy in 5-FU-based regimens with trilaciclib. Our ongoing 1L CRC trial is with FOLFOXIRI, which is the most efficacious chemo regimen in this tumor but is also highly myelosuppressive. By reducing the toxicity of FOLFOXIRI, we believe we will significantly expand its use in CRC and potentially improve overall survival.

1L/2L Metastatic Triple-Negative Breast Cancer (“mTNBC”)

In 2017, we initiated a randomized Phase 2 trial of trilaciclib in patients with first-/second-/third-line mTNBC receiving gemcitabine (“GC”) and carboplatin.  Enrollment was completed in the second quarter of 2018. At the 2018 SABCS, we presented preliminary trilaciclib data demonstrating improvement in progression-free survival (“PFS”). In September 2019, we presented updated data demonstrating significant improvement in OS (preliminary). Though the trial did not meet the primary myeloprotection endpoints, patients receiving trilaciclib were able to receive approximately 50% more cycles of chemotherapy, without additional hematological toxicity. These data were presented at the 2019 ESMO Congress and were concurrently published in The Lancet Oncology. Updated safety and efficacy data from this trial were presented at the 2020 SABCS. Data included that compared to GC alone (Group 1), OS was improved in both trilaciclib arms (Groups 2 and 3) (Group 2: HR=0.31, p=0.0016; Group 3: HR=0.40, p=0.0004). Median OS was 12.6 months in Group 1, not reached for Group 2, and 17.8 months in Group 3. The median OS for Groups 2 and 3 combined was 19.8 months (HR=0.37, p<0.0001). OS findings in patients receiving trilaciclib were consistent with previously reported data from this trial. The median OS for GC alone (Group 1, 12.6 months) was consistent with the previous trial findings and historical data. Patients with both PD-L1-positive and PD-L1-negative tumors treated with trilaciclib and GC demonstrated improvement in OS compared to patients receiving GC alone, with the PD-L1-positive subset achieving statistically significant improvement. Further, data from T cell clonality analyses suggest that administering trilaciclib prior to chemotherapy enhanced immune system function. These compelling Phase 2 data supported the potential effectiveness of trilaciclib in mTNBC.

On April 28, 2021, G1 announced the initiation of PRESERVE 2, a pivotal Phase 3, randomized, double-blind, placebo-controlled study of COSELA™ (trilaciclib) in patients receiving first- or second-line gemcitabine and carboplatin chemotherapy for locally advanced unresectable or metastatic triple-negative breast cancer. PRESERVE 2 will evaluate the survival benefit of COSELA in 250 patients with locally advanced unresectable or metastatic TNBC. PRESERVE 2 will enroll two cohorts of patients. Cohort 1 (n=170) will evaluate patients receiving first-line therapy, regardless of PD-L1 status, who are PD-1/PD-L1 inhibitor-naïve. Cohort 2 (n=80) will evaluate PD-L1 positive patients receiving second-line therapy following prior PD-1/PD-L1 inhibitor therapy in the locally advanced unresectable/metastatic setting.

Phase 2 Neoadjuvant Breast Cancer (I-SPY 2)

Trilaciclib is included in a randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer. The trial, initiated in the second quarter of 2020 and run by the non-profit Quantum Leap Healthcare Collaborative, is designed to rapidly screen promising experimental treatments and identify those most effective in specific patient subgroups based on molecular characteristics (biomarker signatures). This trial will generate myeloprotection and anti-tumor efficacy data across the different subtypes of breast cancer.

2L/3L Non-Small Cell Lung Cancer (“NSCLC”)

We intend to initiate a multicenter randomized, double blind, placebo controlled Phase 2 study of COSELA™ (trilaciclib) in post-checkpoint patients with metastatic NSCLC in the second quarter of 2021 treated with docetaxel in the 2nd  and 3rd line setting. Myeloprotection and anti-tumor efficacy endpoints will be assessed in this study. We believe that evaluating trilaciclib in 2L/3L NSCLC (post-checkpoint setting) will provide us with meaningful data in an area of high unmet need with a large patient population. NSCLC is a known immunogenic tumor which may provide trilaciclib an opportunity to increase anti-tumor efficacy through its distinct mechanism even after checkpoint inhibitors have failed. There is also a highly complementary commercial fit with our initial SCLC indication.

1L Bladder Cancer

We intend to initiate a 1L bladder cancer trial in the first half of 2021 with chemotherapy and a checkpoint inhibitor. There is a strong rationale to evaluate trilaciclib in 1L bladder cancer: (1) bladder is a known immunogenic tumor proven to be responsive to chemotherapy; (2) the most common chemotherapy regimen used in 1L bladder is gemcitabine and platinum, which is similar to the chemotherapy regimen in our mTNBC study (gemcitabine and carboplatin) where we showed significant OS benefits; and (3) we have observed synergistic benefits combining trilaciclib with checkpoints. G1 announced in February 2021 that it had entered into a clinical trial collaboration with the alliance between Merck KGaA, Darmstadt, Germany and Pfizer whereby the alliance will contribute clinical supply of the checkpoint inhibitor avelumab to this G1-sponsored and funded trial.

Rintodestrant

Rintodestrant is a clinical-stage oral SERD, for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (“IND”) with the FDA in the fourth quarter of 2017. In 2018, we initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The mature monotherapy data were presented at the 2020 SABCS conference, confirming the safety and efficacy results of the preliminary analysis. Based on these findings the Company advanced an 800 mg dose of rintodestrant into a 40-patient Phase 2 combination trial with palbociclib, a CDK4/6 inhibitor. We completed enrollment of patients receiving rintodestrant in combination with palbociclib in October 2020 and expect to disclose initial safety and efficacy data in the second quarter of 2021. Palbociclib is being provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020. We will evaluate partnering options for rintodestrant following the data read-out from our combination study.

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

We established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations.  The COVID-19 response team manages our workplace protocols that governs our employees’ use of our office. To mitigate the impact of COVID-19 on our business, we put in place the following safety measures for our employees, patients, healthcare professionals, and suppliers to limit exposure: we substantially restricted travel, supplied personal protective equipment to employees, limited access to our headquarters and asked most of our staff to work remotely. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. As of April 2021, COSELATM is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $0.6 million of net product sales from COSELA and $13.6 million of license revenue for the three months ended March 31, 2021, and $45.3 million of license revenue for the year ended December 31, 2020.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of March 31, 2021, we had cash and cash equivalents of $279.0 million. Since inception we have incurred net losses. As of March 31, 2021 we had an accumulated deficit of $462.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch preparations, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

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

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to us, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, we may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, we have made milestone payments totaling $0.6 million, of which $0 was incurred during the current quarter. We will also be responsible for any future patent prosecution costs that may arise.

Components of our Results of Operations

Revenue

On February 12, 2021, COSELATM was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues have been derived from our license agreements.

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. Revenue was recognized once the transfer of the related technology and know-how was completed in the fourth quarter of 2020. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. During the three months ended March 31, 2021, two development milestones totaling $5.0 million were received and recognized as revenue.

We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. During the three months ended March 31, 2021, one development milestone totaling $3.0 million was met and recognized as revenue, and payment was received in April 2021.

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

Operating expenses

We classify our operating expenses into three categories: cost of goods sold, research and development and selling, general and administrative. Personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense, comprise a significant component of research and development and general and administrative expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources. In addition, costs to sell and market COSELA are included within selling, general and administrative expense categories.

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of COSELA, including third-party manufacturing costs, packaging services, freight-in, third-party logistics costs associated with COSELA, and personnel costs. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. As of the first quarter of 2021, we had two clinical-stage product candidates, trilaciclib and rintodestrant.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, commercialization costs, expenses associated with obtaining and maintaining patents and costs of our information systems. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and commercialization of COSELATM.

We expect to continue to incur additional selling, general and administrative expenses in the future in connection with the commercialization of COSELA, as we support continued research and development activities, and as we support our operations in a public company environment, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, and expenses related to investor relations activities.

Total other income (expense), net

Total other income (expense), net consists of interest income earned on cash and cash equivalents and interest expenses incurred under our loan and security agreement with Hercules.

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 relate to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the quarter.

Results of Operations

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Three Months Ended March 31,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$609	$—	$609
License revenue	13,609	—	13,609
Total revenues	14,218	—	14,218
Operating expenses:
Cost of goods sold	243	—	243
Research and development	16,540	20,434	(3,894)
Selling, general and administrative	22,970	11,387	11,583
Total operating expenses	39,753	31,821	7,932
Loss from operations	(25,535)	(31,821)	6,286
Other income (expense):
Interest income	19	780	(761)
Interest expense	(748)	—	(748)
Other income (expense)	(40)	18	(58)
Total other income (expense), net	(769)	798	(1,567)
Loss before income taxes	(26,304)	(31,023)	4,719
Income tax expense	138	—	138
Net loss	$(26,442)	$(31,023)	$4,581

Product sales, net

Product sales, net was $0.6 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The revenue for three months ended March 31, 2021 related to the product sales of COSELA. We received FDA approval on February 12, 2021 and product was commercially available beginning March 2, 2021.

License Revenue

License revenue was $13.6 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The revenue for the three months ended March 31, 2021 relates to revenue recognized from development milestones related to the Simcere and Genor license agreements, delivery of clinical drug supply and manufacturing services to EQRx and Genor, and amounts to be reimbursed by EQRx for the costs associated with the two primary lerociclib clinical trials.

Cost of goods sold

Cost of goods sold was $0.2 million and $0 for the three months ended March 31, 2021 and 2020, respectively, which relate to our third-party logistics costs for the sales of COSELA and personnel costs.

Research and development

Research and development expenses were $16.5 million for the three months ended March 31, 2021 compared to $20.4 million for the three months ended March 31, 2020. The decrease of $3.9 million, or -19%, was primarily due to a decrease of $3.4 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, as well as a decrease of $0.7 million in external costs related to discovery, pre-clinical and other development costs. The decrease is partially offset by an increase of $0.2 million in spend for clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Clinical Program Expenses—trilaciclib	$11,748	$9,499
Clinical Program Expenses—rintodestrant	1,365	2,371
Clinical Program Expenses—lerociclib	1,027	2,051
Chemical Manufacturing and Development	1,745	5,150
Discovery, Pre-Clinical and Other Expenses	655	1,363
Total Research and Development Expenses	$16,540	$20,434

Selling, general and administrative

Selling, general and administrative expenses were $23.0 million for the three months ended March 31, 2021 compared to $11.4 million for the three months ended March 31, 2020. The increase of $11.6 million, or 102%, was due to an increase of $4.1 million in personnel costs due to increased headcount, of which $1.5 million related to non-cash stock compensation expense, an increase of $6.6 million in commercialization activities, and an increase of $1.3 million in professional services, insurance and other administrative costs. The increase is partially offset by a decrease of $0.4 million in medical affairs costs related to trilaciclib.

Total other income (expense), net

Total other income (expense), net was $(0.8) million for the three months ended March 31, 2021 as compared to $0.8 million for the three months ended March 31, 2020. The decrease of $1.6 million, or -196%, was primarily due to the lower balance of money market funds due to cash used in operating activities and changes in interest rates during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 and interest expense on our loan payable.

Income tax expense

Income tax expense was $0.1 million for the three months ended March 31, 2021 as compared to $0 for the three months ended March 31, 2020. The increase was related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the quarter.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of March 31, 2021, we had an accumulated deficit of $462.5 million. We do not expect to generate substantial revenue from the commercial sale of our products in the foreseeable future and anticipate that we will continue to incur losses.

As of March 31, 2021, we had cash and cash equivalents of $279.0 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

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

Loan and Security Agreement with Hercules

On May 29, 2020, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) under which Hercules has agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with an original maturity date of June 1, 2024. No principal payments are due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. Per the terms of the loan agreement, upon reaching the performance milestone, the interest only period was to be extended through January 1, 2023 and we will now repay the principal balance and interest of the advances in equal monthly installments through the maturity date of June 1, 2025. On March 31, 2021, we entered into the First Amendment to Loan and Security Agreement with Hercules where we drew the remaining $10.0 million of the first tranche along with amending the interest rate and the financial covenants.

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

Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. In the first quarter of 2021, we recognized revenue related to a development milestone of $3.0 million, for which cash was received in April 2021.

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

Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. In the first quarter of 2021, we received two development milestone payments totaling $5.0 million.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	March 31,		Change
	2021	2020	$
	(in thousands)
Net cash used in operating activities	$(26,880)	$(27,025)	$145
Net cash provided/used in investing activities	—	—	—
Net cash provided by financing activities	98,542	219	98,323
Net change in cash, cash equivalents, and restricted cash	$71,662	$(26,806)	$98,468

Net cash used in operating activities

During the three months ended March 31, 2021, net cash used in operating activities was $26.9 million which consisted primarily of a net loss of $26.4 million and a decrease in net operating assets and liabilities of $7.0 million, partially offset, non-cash stock compensation expense of $5.9 million, $0.1 million of depreciation expense, $0.3 million in amortization of debt issuance costs, and $0.2 million of non-cash interest expense.

During the three months ended March 31, 2020, net cash used in operating activities was $27.0 million, which consisted primarily of a net loss of $31.0 million and a decrease in net operating assets and liabilities of $0.9 million, partially offset by non-cash stock compensation expense of $4.7 million and $0.2 million of depreciation expense.

Net cash used in operating activities decreased by $(0.1) million as compared to the three months ended March 31, 2020 primarily due to decrease in net loss from recognition of revenue offset by an increase in administrative costs as company prepared for commercialization.

Net cash used in investing activities

During the three months ended March 31, 2021 and the three months ended March 31, 2020, there was no cash provided or used in investing activities.

Net cash provided by financing activities

During the three months ended March 31, 2021, net cash provided by financing activities was $98.5 million, which consisted of $86.4 million in net proceeds from our ATM offering after deducting cash paid in the quarter for underwriting discounts and commissions and other expenses, $9.9 million in net proceeds from debt funding, and $2.2 million from proceeds from the exercise of stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $0.2 million from the exercise of stock options.

Operating capital requirements and plan of operations

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and continue to commercialize COSELATM. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Contractual Obligations, Commitments and Contingencies

The Company entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“BI”), in June 2020. Under the terms of the agreement, we will book revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. We will lead marketing, market access and medical engagement initiatives; BI will lead sales force engagements. The agreement is limited to support for small cell lung cancer. There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for year ended December 31, 2020.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Form 10-K. There have been no material changes during the three months ended March 31, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $279.0 million as of March 31, 2021, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%. As of March 31, 2021, $30.0 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

During the three months ended March 31, 2021, in connection with the approval and commercial availability of COSELA, we designed and implemented new procedures and controls around our net product sales and inventory processes.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2020 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, as updated in our quarterly reports. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K, as updated in our quarterly reports.

We depend almost entirely on the commercial success of COSELA. There is no assurance that our commercialization efforts in the U.S. with respect to COSELA will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our goals.

To date, we have not generated significant revenues from the sale of COSELATM. COSELA was approved by the FDA on February 12, 2021 and became commercially available on March 2, 2021. There is no assurance that the launch of COSELA will be successful. We may encounter delays or hurdles related to our launch that affect the commercial success of COSELA.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*	First Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated March 31, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: May 5, 2021	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)