Form 10-Q
period 2021-06-30
G1 Therapeutics, Inc.
filed 2021-08-04
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 42,348,337 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$244,023	$207,306
Restricted cash	63	63
Accounts Receivable	4,962	237
Inventories	1,402	—
Prepaid expenses and other current assets	15,250	8,786
Total current assets	265,700	216,392
Property and equipment, net	2,244	2,482
Restricted cash	375	437
Operating lease assets	7,540	8,026
Other assets	896	1,215
Total assets	$276,755	$228,552
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,638	$3,572
Accrued expenses	18,566	16,486
Deferred revenue	185	237
Other current liabilities	3,252	3,148
Total current liabilities	25,641	23,443
Loan payable	30,093	19,893
Deferred revenue	500	—
Operating lease liabilities	7,325	7,865
Total liabilities	63,559	51,201
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 42,272,987 and 38,140,756 shares issued as of June 30, 2021 and December 31, 2020, respectively; 42,246,321 and 38,114,090 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	715,171	613,462
Accumulated deficit	(501,971)	(436,107)
Total stockholders’ equity	213,196	177,351
Total liabilities and stockholders' equity	$276,755	$228,552

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$2,532	$—	$3,141	$—
License revenue	4,072	2,140	$17,681	$2,140
Total revenues	6,604	2,140	$20,822	$2,140
Operating expenses:
Cost of goods sold	808	—	1,051	—
Research and development	18,752	18,531	35,292	38,965
Selling, general and administrative	25,236	14,431	48,206	25,818
Total operating expenses	44,796	32,962	84,549	64,783
Loss from operations	(38,192)	(30,822)	(63,727)	(62,643)
Other income (expense):
Interest income	9	91	28	872
Interest expense	(927)	(265)	(1,675)	(265)
Other income (expense)	(92)	(214)	(132)	(197)
Total other income (expense), net	(1,010)	(388)	(1,779)	410
Loss before income taxes	(39,202)	(31,210)	(65,506)	(62,233)
Income tax expense	220	—	358	—
Net loss	$(39,422)	$(31,210)	$(65,864)	$(62,233)
Net loss per share, basic and diluted	$(0.94)	$(0.83)	$(1.59)	$(1.65)
Weighted average common shares outstanding, basic and diluted	42,119,850	37,786,208	41,414,254	37,722,965

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443
Exercise of common stock options	230,347	—	—	—	1,481	—	1,481
Stock-based compensation			—	—	5,694	—	5,694
Net loss during quarter	—	—	—	—	—	(39,422)	(39,422)
Balance at June 30, 2021	42,272,987	$4	(26,666)	$(8)	$715,171	$(501,971)	$213,196

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation	—	—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450
Exercise of common stock options	175,140	—	—	—	1,238	—	1,238
Stock-based compensation	—	—	—	—	4,367	—	4,367
Net loss during quarter	—	—	—	—	—	(31,210)	(31,210)
Balance at June 30, 2020	37,939,066	$4	(26,666)	$(8)	$602,935	$(399,086)	$203,845

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(65,864)	$(62,233)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,586	9,094
Depreciation and amortization	238	317
Loss on disposal of fixed assets	—	8
Amortization of debt issuance costs	473	88
Non-cash interest expense	236	177
Non-cash equity interest, net	146	(926)
Change in operating assets and liabilities
Accounts receivable	(4,725)	—
Inventories	(1,402)	—
Prepaid expenses and other assets	(5,456)	(622)
Accounts payable	(456)	(868)
Accrued expenses and other liabilities	1,408	(908)
Deferred revenue	448	—
Net cash used in operating activities	(63,368)	(55,873)
Cash flows from investing activities
Proceeds from disposal of property and equipment	—	—
Purchases of property and equipment	—	—
Net cash provided/used in investing activities	—	—
Cash flows from financing activities
Proceeds from stock options exercised	3,745	1,457
Proceeds from loan agreement	10,000	20,000
Payments of debt issuance costs	(100)	(525)
Proceeds from public offering, net of underwriting fees and commissions	86,429	—
Payment of public offering costs	(51)	—
Net cash provided by financing activities	100,023	20,932
Net change in cash, cash equivalents and restricted cash	36,655	(34,941)
Cash, cash equivalents and restricted cash
Beginning of period	207,806	269,708
End of period	$244,461	$234,767
Supplemental disclosure of cash flow information
Cash paid for interest	$1,132	$—
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$522	$2,500
Debt issuance costs included in accrued expenses	$-	$95

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

The Company uses “COSELA” when referring to its FDA approved drug and “trilaciclib” when referring to the development of COSELA for additional indications.

The Company is advancing its lead clinical compound trilaciclib, a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy, in clinical trials assessing myeloprotection and anti-tumor efficacy endpoints in a variety of tumors including colorectal cancer (“CRC”), metastatic triple negative breast cancer (“mTNBC”), neoadjuvant breast cancer, non-small cell lung cancer (“NSCLC”) and bladder cancer. The Company is in the process of evaluating partnering options for rintodestrant, an oral selective estrogen receptor degrader (SERD) for the potential treatment of ER+, HER2- breast cancer. In addition, the Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib

The Company’s lead compound, trilaciclib, is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lung cancer (“ES-SCLC”). This action leads to a temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. Also, clinical trials have shown that trilaciclib has the potential to activate and enhance the immune system response driving increased anti-tumor efficacy, which the Company continue to explore in additional clinical trials in a variety of solid tumor types.

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

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020, and will be eligible to receive up to $156.0 million in development and commercial milestone payments. During the first half of 2021, the Company received three development milestone payments totaling $8.0 million. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is also executing on its tumor-agnostic strategy to evaluate the potential benefits of providing trilaciclib to patients with other tumors that are treated with chemotherapy. The Company has five on-going clinical trials: a pivotal trial in 1L CRC, a pivotal trial in mTNBC (including 1L and 2L patients), a Phase 2 trial in neoadjuvant breast cancer (I-SPY 2), a Phase 2 trial in 2L/3L NSCLC in post-checkpoint patients, and a Phase 2 trial in 1L bladder cancer with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy.

Rintodestrant

Rintodestrant is an oral selective estrogen receptor degrader (“SERD”) for the treatment of estrogen receptor-positive (“ER+”) breast cancer. It is a Phase 2 compound being developed as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+ breast cancer. In 2018, the Company initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The mature monotherapy data were presented at the 2020 San Antonio Breast Cancer Symposium (“SABCS”) conference, confirming the safety and efficacy results of the preliminary analysis. Based on these findings the Company advanced an 800 mg dose of rintodestrant into a 40-patient Phase 1b combination arm with palbociclib, a CDK4/6 inhibitor, safety and antitumor activity data from which were presented at the 2021 American Society of Clinical Oncology (ASCO) annual virtual meeting. The Company is in the process of evaluating partnering options for rintodestrant.

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

The information presented in the condensed financial statements and related notes as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021, (the “2020 Form 10-K”). The December 31, 2020 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

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

Forms of Variable Consideration

Rebates and Chargebacks: The Company estimates reductions to product sales for Public Health Service Institutions, such as Medicaid, Medicare and Veterans Administration (“VA”) programs, as well as certain other qualifying federal and state government programs, and other group purchasing organizations. The Company estimates these reductions based upon the Company’s contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix. These organizations purchase directly from the Company’s specialty distributors at a discount and the specialty distributors charge the Company back the difference between the wholesaler price and the discounted price. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make. The Company’s reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2021 and December 31, 2020, the Company had no such accruals.

Income tax expense recognized during the three and six months ended June 30, 2021 related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the period. See Note 11 for further detail.

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

The Company established a COVID-19 response team which continually monitors the impact of COVID-19 on its operations.  The COVID-19 response team manages workplace protocols that govern employees’ use of the Company’s office. To mitigate the impact of COVID-19 on its business, the Company put in place the following safety measures for its employees, patients, healthcare professionals, and suppliers to limit exposure: the Company substantially restricted travel, supplied personal protective equipment to employees, limited access to its headquarters and asked most of its staff to work remotely. In addition, the Company added bandwidth and VPN capacity to its infrastructure to facilitate remote work arrangements. The Company will continue to monitor the impact of COVID-19 on its operations and report to its Board of Directors regularly on the progress of its response to the COVID-19 outbreak.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At June 30, 2021 and December 31, 2020 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2021
Assets
Money market funds	$119,001	$—	$—	$119,001
Certificates of Deposit	15,981	—	—	15,981
Total assets at fair value:	$134,982	$—	$—	$134,982

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2020
Assets
Money market funds	$190,180	$—	$—	$190,180
Certificates of Deposit	15,970	—	—	15,970
Total assets at fair value:	$206,150	$—	$—	$206,150

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of June 30, 2021, the carrying value was $30.1 million.

4. Inventories

Inventories as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$—	$—
Work in process	1,361	—
Finished goods	41	—
Inventories	$1,402	$—

The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Accumulated depreciation	(1,065)	(827)
Property and equipment, net	$2,244	$2,482

Depreciation expense relating to property and equipment was $118 thousand and $238 thousand for the three and six months ended June 30, 2021, respectively, and $158 thousand and $317 thousand for the three and six months ended June 30, 2020 , respectively.

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

7. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	June 30, 2021	December 31, 2020

Accrued external research	$1,361	$3,219
Accrued professional fees and other	7,150	3,920
Accrued external clinical study costs	7,548	5,683
Accrued compensation expense	2,507	3,664
Accrued expenses	$18,566	$16,486

8. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules has agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“the Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances by the Company exceed $40.0 million, no financial covenants are required. As of June 30, 2021, no financial covenants apply as the Company had only drawn down on the first tranche.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $19.4 million, net of debt discount and debt issuance costs. Upon entering into the First Amendment, the carrying value increased by $9.8 million, net of debt discount and debt issuance costs. The carrying value is accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective-interest method over the term of the debt. During the six months ended June 30, 2021, the Company recognized $1.7 million of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the unaudited condensed statements of operations.

As of June 30, 2021 the carrying value and repayment maturities due under the Loan Agreement, excluding interest, is as follows:

Amount

Remainder of 2020	$—
2021	—
2022	—
2023	11,127
2024	12,236
2025	6,637
Total principal outstanding	30,000
End of term charge	691
Unamortized debt issuance costs	(598)
Total	$30,093

9. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

On June 15, 2018, the Company entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allowed the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent. Between January 14, 2021 and February 9, 2021, the Company sold 3,513,027 shares of common stock pursuant to this agreement resulting in $86.4 million in net proceeds. As of February 9, 2021, the Company has used the entirety of the remaining availability under the 2018 sales agreement with Cowen.

On July 2, 2021, the Company entered into a new sales agreement for “at the market offerings” with Cowen, which allows the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as its agent. The Company has not sold any shares of common stock under the 2021 sales agreement.

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2021, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at June 30, 2021 and December 31, 2020 as follows:

	June 30, 2021	December 31, 2020

Common stock options outstanding	7,058,791	6,644,780
RSUs outstanding	472,967	—
Options and RSUs available for grant under Equity Incentive Plans	1,062,422	932,051
	8,594,180	7,576,831

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

As of June 30, 2021, there were a total of 707,222 shares of common stock available for future issuance under the 2017 Plan

2021 Inducement Equity Incentive Plan

In February 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of up to 500,000 non-qualified options, stock grants, and stock-based awards to employees and directors of the Company. The 2021 Inducement Plan does not include an evergreen provision.

As of June 30, 2021, there were a total of 355,200 shares of common stock available for future issuance under the 2021 Inducement Plan.

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

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of goods sold	$126	$—	$169	$—
Research and development	1,228	1,834	2,633	3,634
Selling, general and administrative	4,340	2,533	8,784	5,460
Total stock-based compensation expense	$5,694	$4,367	$11,586	$9,094

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Expected volatility	78.6 - 79.6%	78.5 - 79.7%	78.3 - 79.6%	74.8 - 79.7%
Weighted-average risk free rate	1.0 - 1.2%	0.4%	0.4 - 1.2%	0.4 - 1.7%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.80	5.68	5.98	6.01

Stock Option Activity

The following table is a summary of the Stock option activity for the six months ended June 30, 2021:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2020	6,644,780	$16.91	7.3	$35,464
Granted	1,462,453	$19.21
Cancelled	(419,238)	24.47
Exercised	(629,204)	5.96
Balance as of June 30, 2021	7,058,791	$17.91	7.5	$44,413
Exercisable at December 31, 2020	3,542,190	12.94	6.0	$31,686
Vested at December 31, 2020 and expected to vest	6,644,780	16.91	7.3	$35,464
Exercisable at June 30, 2021	3,707,851	15.64	6.2	$34,287
Vested at June 30, 2021 and expected to vest	7,058,791	17.91	7.5	$44,413

As of June 30, 2021, unrecognized compensation expense related to unvested stock options totaled $42.5 million, which the Company expects to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table is a summary of the RSU activity for the six months ended June 30, 2021:

		Weighted - Average
	Number of	Fair Value
	RSUs	per Share

Balance as of December 31, 2020	—	$—
Granted	507,906	18.20
Cancelled	(34,939)	18.07
Vested	—	—
Balance as of June 30, 2021	472,967	$18.21

As of June 30, 2021, there was $7.4 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.9 years.

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

During the first quarter of 2021, the Company recognized $3.0 million of revenue related to a development milestone which occurred during the period. Payment was received in April 2021.

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

For the six months ended June 30, 2021 the Company recognized revenue of $4.7 million related to the delivery of clinical drug supply and manufacturing services and $1.4 million for the reimbursement of costs associated with the two primary clinical trials for lerociclib. The amounts for clinical drug supply and manufacturing services have been invoiced and paid. The amounts for clinical trial reimbursements that occurred during the quarter are recognized as accounts receivable on the balance sheet as of June 30, 2021. No development and commercial milestones, as defined by the agreement, have been achieved through June 30, 2021.

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

Further, during the six months ended June 30, 2021, the Company recognized $8.0 million (less applicable withholding taxes of $0.8 million) related to development milestones which were met during the period. As of June 30, 2021, cash was received for all development milestones.

12. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three and six months ended June 30, 2021 and 2020 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options issued and outstanding	7,114,398	6,657,569	7,281,645	6,463,895
Unvested RSUs	462,610	—	464,106	—
Total potential dilutive shares	7,577,008	6,657,569	7,745,751	6,463,895

Amounts in the table above reflect the common stock equivalents of the noted instrument.

13. Income Taxes

The Company’s effective income tax rate was (0.6)% and 0% for the three months ended June 30, 2021 and 2020 and (0.5%) and 0% for the six months ended June 30, 2021 and 2020, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.

14. Related Party Transactions

The Company maintained a consulting agreement with a member of the Board of Directors for scientific advisory services outside of his role on the Board of Directors that expired on June 30, 2021.  Effective July 1, 2021, the Company renewed its agreement with the member of the Board of Directors for scientific, clinical and regulatory advisory services outside of his role on the Board of Directors through June 30, 2022.

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

Rintodestrant is an oral selective estrogen receptor degrader (“SERD”) for the treatment of ER+ breast cancer. We are in the process of evaluating partnering options for rintodestrant. In 2020, we out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  We also have intellectual property focused on cyclin-dependent kinase targets.

G1 Therapeutics Product Pipeline
Candidate	Indication	Status	Development & Commercialization Rights (all indications)
trilaciclib	Extensive-stage small cell lung cancer (ES-SCLC)	COSELA (trilaciclib) Approved by FDA	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Colorectal cancer (CRC)	Registrational trial ongoing
	1L/2L metastatic Triple negative breast cancer (mTNBC)	Registrational trial ongoing
	2L/3L Non-small cell lung cancer (NSCLC)	Phase 2 trial ongoing
	1L Bladder cancer	Phase 2 trial ongoing
	Neoadjuvant breast cancer (I-SPY 2 TRIAL™)	Phase 2 trial ongoing
rintodestrant	ER+, HER2- breast cancer	Phase 1b complete	G1 - Global
lerociclib	Multiple	Clinical Stage	EQRx: Global and Japan (ex. Asia Pacific) Genor Biopharma: Asia Pacific (ex. Japan)

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

We are also executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors that are treated with chemotherapy. We have five ongoing clinical trials: a pivotal trial in 1L colorectal cancer (“CRC”), a pivotal trial in mTNBC (including 1L and 2L patients), a Phase 2 trial in neoadjuvant breast cancer (“I-SPY 2”), a Phase 2 trial in 2L/3L non-small cell lung cancer (“NSCLC”) in post-checkpoint patients, and a Phase 2 1L bladder cancer trial with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy.

Pivotal 1L Colorectal Cancer (“CRC”)

We are enrolling patients in PRESERVE 1, a randomized, placebo-controlled registrational trial of trilaciclib in CRC. CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection and potential efficacy in 5-FU-based regimens with trilaciclib. Our ongoing 1L CRC trial is with FOLFOXIRI, which is the most efficacious chemo regimen in this tumor but is also highly myelosuppressive. By reducing the toxicity of FOLFOXIRI, we believe we will significantly expand its use in CRC and potentially improve overall survival.

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

2L/3L Non-Small Cell Lung Cancer (“NSCLC”)

On May 10, 2021 we announced the initiation of PRESERVE 4, a multicenter randomized, double blind, placebo controlled Phase 2 study of trilaciclib in post-checkpoint patients with metastatic NSCLC treated with docetaxel in the 2nd and 3rd line setting. Myeloprotection and anti-tumor efficacy endpoints are being assessed in this study. We believe that evaluating trilaciclib in 2L/3L NSCLC (post-checkpoint setting) will provide us with meaningful data in an area of high unmet need with a large patient population. NSCLC is a known immunogenic tumor which may provide trilaciclib an opportunity to increase anti-tumor efficacy through its distinct mechanism even after checkpoint inhibitors have failed. There is also a highly complementary commercial fit with our initial SCLC indication.

1L Bladder Cancer

On June 14, 2021 we announced the initiation of PRESERVE 3, a randomized, open-label Phase 2 study of trilaciclib administered with first-line platinum-based chemotherapy and the immune checkpoint inhibitor avelumab maintenance therapy in patients with untreated, locally advanced or metastatic urothelial carcinoma (mUC). Myeloprotection and anti-tumor efficacy endpoints are being assessed in this study. There is a strong rationale to evaluate trilaciclib in 1L bladder cancer: (1) bladder is a known immunogenic tumor proven to be responsive to chemotherapy; (2) the most common chemotherapy regimen used in 1L bladder is gemcitabine and platinum, which is similar to the chemotherapy regimen in our mTNBC study (gemcitabine and carboplatin) where we showed significant OS benefits; and (3) we have observed synergistic benefits combining trilaciclib with checkpoints. G1 announced in February 2021 that it had entered into a clinical trial collaboration with the alliance between Merck KGaA, Darmstadt, Germany and Pfizer whereby the alliance will contribute clinical supply of avelumab to this G1-sponsored and funded trial in mUC.

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

Rintodestrant

Rintodestrant is a clinical-stage oral SERD, for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. Based on compelling preclinical efficacy and safety data, we filed an Investigational New Drug application (“IND”) with the FDA in the fourth quarter of 2017. In 2018, we initiated a Phase 1/2a (dose escalation/dose expansion) clinical trial in ER+, HER2- breast cancer. Preliminary data from the Phase 1 portion of this trial were presented at the 2019 ESMO Congress, showing that rintodestrant was well tolerated and demonstrated evidence of anti-tumor activity in heavily pre-treated patients. The mature monotherapy data were presented at the 2020 SABCS conference, confirming the safety and efficacy results of the preliminary analysis. Based on these findings the Company advanced an 800 mg dose of rintodestrant into a 40-patient Phase 1b combination arm with palbociclib, a CDK4/6 inhibitor, which was provided under a non-exclusive clinical supply agreement that we signed with Pfizer in February 2020. Data from this arm were presented at the 2021 American Society of Clinical Oncology (ASCO) annual virtual meeting. Key study findings with a median duration of treatment of 6.2 months in the ongoing Phase 1 combination trial presented in the poster included that rintodestrant combined with palbociclib was very well tolerated, with no rintodestrant-related serious adverse events (SAEs) or dose-reductions reported. The clinical benefit rate (CBR) doubled from 30% to 60% when palbociclib was added to rintodestrant, suggesting the potential for favorable antitumor activity in patients with ER+/HER2- advanced breast cancer, including in patients with tumors harboring ESR1 variants. The CBR among patients with early relapse (first metastatic recurrence while on adjuvant endocrine therapy [ET] for at least 2 years’ duration, or within 12 months of completing adjuvant ET) was 73%. The Company is in the process of evaluating partnering options for rintodestrant.

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

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. Currently, COSELATM is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $3.1 million of net product sales from COSELA and $17.7 million of license revenue for the six months ended June 30, 2021, and $45.3 million of license revenue for the year ended December 31, 2020.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of June 30, 2021, we had cash and cash equivalents of $244.0 million. Since inception we have incurred net losses. As of June 30, 2021 we had an accumulated deficit of $502.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch preparations, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

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

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. Revenue was recognized once the transfer of the related technology and know-how was completed in the fourth quarter of 2020. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. During the six months ended June 30, 2021, three development milestones totaling $8.0 million (less applicable withholding taxes of $0.8 million) were received and recognized as revenue.

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

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. During the six months ended June 30, 2021, one development milestone totaling $3.0 million was met and recognized as revenue, and payment was received in April 2021.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. As of the second quarter of 2021, we had two clinical-stage product candidates, trilaciclib and rintodestrant.

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

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 relate to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the year.

Results of Operations

Comparison of the three months ended June 30, 2021 and June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$2,532	$—	$2,532
License revenue	4,072	2,140	1,932
Total revenues	6,604	2,140	4,464
Operating expenses:
Cost of goods sold	808	—	808
Research and development	18,752	18,531	221
Selling, general and administrative	25,236	14,431	10,805
Total operating expenses	44,796	32,962	11,834
Loss from operations	(38,192)	(30,822)	(7,370)
Other income (expense):
Interest income	9	91	(82)
Interest expense	(927)	(265)	(662)
Other income (expense)	(92)	(214)	122
Total other income (expense), net	(1,010)	(388)	(622)
Loss before income taxes	(39,202)	(31,210)	(7,992)
Income tax expense	220	—	220
Net loss	$(39,422)	$(31,210)	$(8,212)

Product sales, net

Product sales, net was $2.5 million and $0 for the three months ended June 30, 2021 and 2020, respectively. The revenue for the three months ended June 30, 2021 related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and product was commercially available beginning March 2, 2021.

License Revenue

License revenue was $4.1 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $2 million, or 90%, was primarily due to revenue recognized from a development milestone related to Simcere, delivery of clinical drug supply and manufacturing services to Simcere, EQRx and Genor, and amounts to be reimbursed by EQRx for the costs associated with the two primary lerociclib clinical trials.

Cost of goods sold

Cost of goods sold was $0.8 million and $0 for the three months ended June 30, 2021 and June 30, 2020, respectively, which includes our third-party logistics costs for the sales of COSELA, inventory overhead costs, and personnel costs.

Research and development

Research and development expenses were $18.8 million for the three months ended June 30, 2021 compared to $18.5 million for the three months ended June 30, 2020. The increase of $0.3 million, or 2%, was primarily due to an increase in clinical spend of $7.9 million, driven by the Company’s new clinical trials, which is offset by a decrease of $7.5 million in expense recognized for the manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and a decrease of $0.2 million in preclinical and discovery costs.  The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Clinical Program Expenses—trilaciclib	$14,973	$5,617
Clinical Program Expenses—rintodestrant	531	1,374
Clinical Program Expenses—lerociclib	968	1,544
Chemical Manufacturing and Development	1,505	9,034
Discovery, Pre-Clinical and Other Expenses	775	962
Total Research and Development Expenses	$18,752	$18,531

Selling, general and administrative

Selling, general and administrative expenses were $25.2 million for the three months ended June 30, 2021 compared to $14.4 million for the three months ended June 30, 2020. The increase of $10.8 million, or 75%, was due to an increase of $5.9 million in commercialization activities, an increase of $3.9 million in personnel costs due to increased headcount, of which $1.8 million related to non-cash stock compensation expense, an increase of $1.2 million in information technology spend, and an increase of $0.3 million in medical affairs costs related to trilaciclib, which was partially offset by a decrease of $0.5 million in professional services and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(1.0) million for the three months ended June 30, 2021 as compared to $(0.4) million for the three months ended June 30, 2020. The decrease of $0.6 million, or -160%, was primarily due to the lower balance of money market funds due to cash used in operating activities and changes in interest rates during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and interest expense on our loan payable.

Income tax expense

Income tax expense was $0.2 million for the three months ended June 30, 2021 as compared to $0 for the three months ended June 30, 2020. The increase was related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the quarter.

Results of Operations

Comparison of the six months ended June 30, 2021 and June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$3,141	$—	$3,141
License revenue	17,681	2,140	15,541
Total revenues	20,822	2,140	18,682
Operating expenses:
Cost of goods sold	1,051	—	1,051
Research and development	35,292	38,965	(3,673)
Selling, general and administrative	48,206	25,818	22,388
Total operating expenses	84,549	64,783	19,766
Loss from operations	(63,727)	(62,643)	(1,084)
Other income (expense):
Interest income	28	872	(844)
Interest expense	(1,675)	(265)	(1,410)
Other income (expense)	(132)	(197)	65
Total other income (expense), net	(1,779)	410	(2,189)
Loss before income taxes	(65,506)	(62,233)	(3,273)
Income tax expense	358	—	358
Net loss	$(65,864)	$(62,233)	$(3,631)

Product sales, net

Product sales, net was $3.1 million and $0 for the six months ended June 30, 2021 and June 30, 2020, respectively. The revenue for the six months ended June 30, 2021, related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and product was commercially available beginning March 2, 2021.

License Revenue

License revenue was $17.7 million and $2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in revenue is due to revenue recognized from development milestones related to the Simcere and Genor license agreements, delivery of clinical drug supply and manufacturing services to Simcere, EQRx and Genor, and amounts to be reimbursed by EQRx for the costs associated with the two primary lerociclib clinical trials.

Cost of goods sold

Cost of goods sold was $1.1 million and $0 for the six months ended June 30, 2021 and June 30, 2020, respectively, which include our third-party logistics costs for the sales of COSELA, inventory overhead costs, and personnel costs.

Research and development

Research and development expenses were $35.3 million for the six months ended June 30, 2021 compared to $39.0 million for the six months ended June 30, 2020. The decrease of $3.7 million, or -9%, was primarily due to a decrease of $10.9 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, as well as a decrease of $0.9 million in external costs related to discovery, pre-clinical and other development costs. The decrease was offset by an increase of $8.1 million in spend for clinical trials driven by the Company’s new clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Clinical Program Expenses—trilaciclib	$26,721	$15,116
Clinical Program Expenses—rintodestrant	1,896	3,745
Clinical Program Expenses—lerociclib	1,995	3,595
Chemical Manufacturing and Development	3,250	14,184
Discovery and Pre-clinical Expenses	1,430	2,325
Total Research and Development Expenses	$35,292	$38,965

Selling, general and administrative

Selling, general and administrative expenses were $48.2 million for the six months ended June 30, 2021 compared to $25.8 million for the six months ended June 30, 2020. The increase of $22.4 million, or 87%, was due to an increase of $12.5 million in commercialization activities, an increase of $8.0 million in personnel costs due to increased headcount, of which $3.3 million related to non-cash stock compensation expense, an increase of $1.7 million in information technology spend, and an increase of $0.2 million in expenses related to professional services and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(1.8) million for the six months ended June 30, 2021 as compared to $0.4 million for the six months ended June 30, 2020.  The decrease of $2.2 million, or -534%, was primarily due to the lower balance of money market funds due to cash used in operating activities and changes in interest rates during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, and interest expense on our loan payable.

Income tax expense

Income tax expense was $0.4 million for the six months ended June 30, 2021 as compared to $0 for the six months ended June 30, 2020. The increase was related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of June 30, 2021, we had an accumulated deficit of $502.0 million. We anticipate that we will continue to incur losses.

As of June 30, 2021, we had cash and cash equivalents of $244.0 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

Shelf registration statement

On July 2, 2021, we filed an automatically effective shelf registration statement with the Securities and Exchange Commission.  Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The registration statement does not limit the amount of securities that may be issued thereunder.  Our ability to issue securities is subject to market conditions and other factors. This registration statement will expire on July 2, 2024, three years after its date of effectiveness.

At-the-market offering

On June 15, 2018, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allowed us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent. Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to this agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter of 2018 and the remaining $24.0 million by August 2, 2018.

Between January 14, 2021 and February 9, 2021, we sold 3,513,027 shares of common stock pursuant to this agreement resulting in $86.4 million in net proceeds. As of February 9, 2021, we used the entirety of the remaining availability under the 2018 sales agreement with Cowen.

On July 2, 2021, we entered into a new sales agreement for “at the market offerings” with Cowen, which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as our agent. We have not sold any shares of common stock to date under the 2021 sales agreement.

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

Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. In the first half of 2021, we recognized revenue related to a development milestone of $3.0 million, for which cash was received in April 2021.

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

Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. In the first half of 2021, we received three development milestone payments totaling $8.0 million (less applicable withholding taxes of $0.8 million).

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2021	2020	$
	(in thousands)
Net cash used in operating activities	$(63,368)	$(55,873)	$(7,495)
Net cash provided/used in investing activities	—	—	—
Net cash provided by financing activities	100,023	20,932	79,091
Net change in cash, cash equivalents, and restricted cash	$36,655	$(34,941)	$71,596

Net cash used in operating activities

During the six months ended June 30, 2021, net cash used in operating activities was $63.4 million which consisted primarily of a net loss of $65.9 million and a decrease in net operating assets and liabilities of $10.2 million, partially offset by non-cash stock compensation expense of $11.6 million, $0.2 million of depreciation expense, $0.5 million in amortization of debt issuance costs, and $0.4 million of non-cash interest expense.

During the six months ended June 30, 2020, net cash used in operating activities was $55.9 million, which consisted primarily of a net loss of $62.2 million, a decrease in net operating assets and liabilities of $2.5 million, and a decrease of $0.9 million in net equity interest, partially offset by $9.1 million of non-cash stock compensation expense, $0.3 million of depreciation expense, and $0.3 of non-cash interest expense.

Net cash used in operating activities decreased by $7.5 million as compared to the six months ended June 30, 2020 primarily due to an increase in net loss of $3.7 million and an increase of accounts receivable of $4.7 million, offset by an increase in non-cash stock comp expense of $2.5 million.

Net cash used in investing activities

During the six months ended June 30, 2021 and the six months ended June 30, 2020, there was no cash provided or used in investing activities.

Net cash provided by financing activities

During the six months ended June 30, 2021, net cash provided by financing activities was $100.0 million, which consisted of $86.4 million in net proceeds from our ATM offering after deducting cash paid during the year for underwriting discounts and commissions and other expenses, $9.9 million in net proceeds from debt funding, and $3.7 million from proceeds from the exercise of stock options.

During the six months ended June 30, 2020, net cash provided by financing activities was $20.9 million, which consisted of $19.5 million in net proceeds from debt funding and $1.4 million from the exercise of stock options.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K).

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Form 10-K. There have been no material changes during the six months ended June 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q does not include any recently issued accounting pronouncements that are applicable to our Company or impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $244.0 million as of June 30, 2021, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%. As of June 30, 2021, $30.1 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and six months ended June 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

During the three and six months ended June 30, 2021, in connection with the approval and commercial availability of COSELA, we designed and implemented new procedures and controls around our net product sales and inventory processes.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2020 Form 10-K and the periodic report on Form 10-Q for the period ended March 31, 2021, which could materially affect our business, financial condition or future results before investing in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of these risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2020 annual report on Form 10-K and the periodic report on Form 10-Q for the period ended March 31, 2021.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Certificate of Correction to G1 Therapeutics, Inc.’s Amended and Restated Certificate of Incorporation filed on May 22, 2017, dated June 30, 2021, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2021 (File No. 001-38096), and incorporated herein by reference.

10.1

Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of July 2, 2021, filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3ASR filed on July 2, 2021 (File No. 333-257640), and incorporated herein by reference.

10.2*+	Employment Agreement by and between Registrant and Andrew Perry dated July 28, 2021.
10.3*+	Scientific, Clinical, and Regulatory Advisor Agreement by and between the Registrant and Seth A. Rudnick, MD, effective July 1, 2021.
10.4+

Second Amended and Restated Non-Employee Director Compensation Policy, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021 (File No. 001-38096), and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 4, 2021	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)