Form 10-Q
period 2021-09-30
G1 Therapeutics, Inc.
filed 2021-11-03
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 42,522,148 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$212,089	$207,306
Restricted cash	63	63
Accounts Receivable	5,240	237
Inventories	1,375	—
Prepaid expenses and other current assets	14,216	8,786
Total current assets	232,983	216,392
Property and equipment, net	2,127	2,482
Restricted cash	312	437
Operating lease assets	7,290	8,026
Other assets	785	1,215
Total assets	$243,497	$228,552
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,577	$3,572
Accrued expenses	22,013	16,486
Deferred revenue	26	237
Other current liabilities	1,223	3,148
Total current liabilities	26,839	23,443
Loan payable	30,273	19,893
Deferred revenue	1,000	—
Operating lease liabilities	7,046	7,865
Total liabilities	65,158	51,201
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 42,548,814 and 38,140,756 shares issued as of September 30, 2021 and December 31, 2020, respectively; 42,522,148 and 38,114,090 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	722,782	613,462
Accumulated deficit	(544,439)	(436,107)
Total stockholders’ equity	178,339	177,351
Total liabilities and stockholders' equity	$243,497	$228,552

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$3,576	—	$6,717	$—
License revenue	1,282	26,599	$18,963	$28,739
Total revenues	4,858	26,599	$25,680	$28,739
Operating expenses:
Cost of goods sold	591	—	1,642	—
Research and development	21,143	17,932	56,435	56,897
Selling, general and administrative	24,268	18,412	72,474	44,230
Total operating expenses	46,002	36,344	130,551	101,127
Loss from operations	(41,144)	(9,745)	(104,871)	(72,388)
Other income (expense):
Interest income	7	50	35	922
Interest expense	(934)	(757)	(2,609)	(1,022)
Other income (expense)	(76)	(291)	(208)	(488)
Total other income (expense), net	(1,003)	(998)	(2,782)	(588)
Loss before income taxes	(42,147)	(10,743)	(107,653)	(72,976)
Income tax expense	321	931	679	931
Net loss	$(42,468)	$(11,674)	$(108,332)	$(73,907)
Net loss per share, basic and diluted	$(1.00)	$(0.31)	$(2.60)	$(1.95)
Weighted average common shares outstanding, basic and diluted	42,383,573	38,009,204	41,740,911	37,819,071

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443
Exercise of common stock options	230,347	—	—	—	1,481	—	1,481
Stock-based compensation			—	—	5,694	—	5,694
Net loss during quarter	—	—	—	—	—	(39,422)	(39,422)
Balance at June 30, 2021	42,272,987	$4	(26,666)	$(8)	$715,171	$(501,971)	$213,196
Exercise of common stock options	275,827	—	—	—	2,083	—	2,083
Stock-based compensation			—	—	5,528	—	5,528
Net loss during quarter	—	—	—	—	—	(42,468)	(42,468)
Balance at September 30, 2021	42,548,814	$4	(26,666)	$(8)	$722,782	$(544,439)	$178,339

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	125,666	—	—	—	219	—	219
Stock-based compensation	—	—	—	—	4,727	—	4,727
Net loss during quarter	—	—	—	—	—	(31,023)	(31,023)
Balance at March 31, 2020	37,763,926	$4	(26,666)	$(8)	$597,330	$(367,876)	$229,450
Exercise of common stock options	175,140	—	—	—	1,238	—	1,238
Stock-based compensation	—	—	—	—	4,367	—	4,367
Net loss during quarter	—	—	—	—	—	(31,210)	(31,210)
Balance at June 30, 2020	37,939,066	$4	(26,666)	$(8)	$602,935	$(399,086)	$203,845
Exercise of common stock options	117,535	—	—	—	379	—	379
Stock-based compensation	—	—	—	—	4,922	—	4,922
Net loss during quarter	—	—	—	—		(11,674)	(11,674)
Balance at September 30, 2020	38,056,601	$4	(26,666)	$(8)	$608,236	$(410,760)	$197,472

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(108,332)	$(73,907)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	17,114	14,016
Depreciation and amortization	355	462
Loss on disposal of fixed assets	—	303
Amortization of debt issuance costs	682	351
Non-cash interest expense	236	161
Non-cash equity interest, net	228	(926)
Change in operating assets and liabilities
Accounts receivable	(5,003)	—
Inventories	(1,375)	—
Prepaid expenses and other assets	(4,580)	(4,316)
Accounts payable	(109)	(1,375)
Accrued expenses and other liabilities	2,547	(1,034)
Deferred revenue	789	14,031
Net cash used in operating activities	(97,448)	(52,234)
Cash flows from investing activities
Proceeds from disposal of property and equipment	—	152
Purchases of property and equipment	—	—
Net cash provided/used in investing activities	—	152
Cash flows from financing activities
Proceeds from stock options exercised	5,828	1,836
Proceeds from loan agreement	10,000	20,000
Payments of debt issuance costs	(100)	(620)
Proceeds from public offering, net of underwriting fees and commissions	86,429	—
Payment of public offering costs	(51)	—
Net cash provided by financing activities	102,106	21,216
Net change in cash, cash equivalents and restricted cash	4,658	(30,866)
Cash, cash equivalents and restricted cash
Beginning of period	207,806	269,708
End of period	$212,464	$238,842
Supplemental disclosure of cash flow information
Cash paid for interest	$1,856	$509
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$114	$-

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

The Company is advancing its lead clinical compound trilaciclib, a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy, in clinical trials assessing myeloprotection and anti-tumor efficacy endpoints in a variety of tumors including colorectal cancer (“CRC”), metastatic triple negative breast cancer (“mTNBC”), neoadjuvant breast cancer, and bladder cancer. During the fourth quarter of 2021, the Company has decided to discontinue the non-small cell lung cancer trial as the competitive landscape has changed. The Company is in the process of evaluating partnering options for rintodestrant, an oral selective estrogen receptor degrader (SERD) for the potential treatment of ER+, HER2- breast cancer. In addition, the Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications.  The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib

The Company’s lead compound, trilaciclib, is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lung cancer (“ES-SCLC”). This action leads to a temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. Also, clinical trials have shown that trilaciclib has the potential to activate and enhance the immune system response driving increased anti-tumor efficacy, which the Company continues to explore in additional clinical trials in a variety of solid tumor types.

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

On February 12, 2021, COSELA for injection was approved by the U.S. Food and Drug Administration (“FDA”) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. On March 2, 2021, COSELA became commercially available through the Company’s specialty distributor network. COSELA is administered intravenously as a 30-minute infusion completed within four (4) hours prior to the start of chemotherapy and is the first FDA-approved therapy to provide proactive, multilineage protection from chemotherapy-induced myelosuppression. The approval of COSELA is based on data from three (3) randomized, placebo-controlled trials that showed patients receiving COSELA prior to chemotherapy had clinically meaningful and statistically significant reduction in the duration and severity of neutropenia, reduction of red blood cell transfusions, as well as improvements in other myeloprotection measures, compared to patients receiving chemotherapy without COSELA. The Company announced on March 25, 2021 that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, the Company announced that the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) is now effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (HCPCS) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. G1’s new technology add-on payment (NTAP) for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (MS-DRG) payment amount also became effective for provider billing on October 1, 2021.

In June 2020, the Company entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim. The agreement is limited to support for SCLC. Under the terms of the agreement, the Company will record revenue in the United States and Puerto Rico and retain development and commercialization rights to trilaciclib. The Company leads marketing, market access and medical engagement initiatives; Boehringer Ingelheim will leads sales force engagements.

In September 2021, the Company announced that it would hire and deploy up to a 15-person oncology sales force to supplement the Boehringer Ingelheim oncology commercial team. The expansion is expected to allow the Company to target top tier accounts in order to accelerate sales activities and help maximize the adoption of COSELA.

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020, and will be eligible to receive up to $156.0 million in development and commercial milestone payments. During the nine months ended September 30, 2021, the Company received three development milestone payments totaling $8.0 million. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is also executing on its tumor-agnostic strategy to evaluate the potential benefits of providing trilaciclib to patients with other tumors and to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. The Company’s on-going clinical trials include: a pivotal trial in 1L CRC, a pivotal trial in mTNBC (including 1L and 2L patients), a Phase 2 trial in neoadjuvant breast cancer (I-SPY 2), and a Phase 2 trial in 1L bladder cancer with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy. We also intend to initiate the following two new Phase 2 trials in the fourth quarter of 2021: (i) a trial designed to validate trilaciclib’s immune-based mechanism of action (MOA); and (ii) a trial designed to evaluate the antitumor efficacy and myeloprotective benefit of COSELA administered prior to an antibody-drug conjugate (ADC).

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

The information presented in the condensed financial statements and related notes as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021, (the “2020 Form 10-K”). The December 31, 2020 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to accrued expenses, accrued external clinical costs, net product sales, stock-based compensation expense and deferred tax asset valuation allowance.  The Company bases its estimates on historical experience and other market specific or other relevant assumptions it believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Inventory valuation is established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation, together with the calculation of the amount of such adjustments may require judgment. The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred. No inventory valuation adjustments have been recorded for any periods presented.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2021 and December 31, 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2021 and December 31, 2020, the Company had no such accruals.

Income tax expense recognized during the three and nine months ended September 30, 2021 related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the period. See Note 11 for further detail.

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

Coronavirus (COVID-19) Impact on Operations

The Company has implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. Although the Company did not have any significant supply chain delays or shortages as a result of the COVID-19 pandemic to date, it did experience delays in the delivery of its investigational product to certain investigative sites due to shortages of ancillary materials and the delay of governmental inspections. To date, the Company is on track to meet all of its previously announced clinical milestones. If the COVID-19 pandemic continues for an extended period of time or increases in severity, the Company could experience disruptions to its clinical development timelines. If the Company experiences delays in patient enrollment, it could incur increased clinical program expense if it is deemed necessary or advisable to improve patient recruitment by opening additional clinical sites. COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders, may reduce the number of in-person meetings with prescribers and fewer patient visits with physicians, potentially resulting in fewer new prescriptions.

The Company established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations. The COVID-19 response team manages the workplace protocols that governs the employees’ use of the office. To mitigate the impact of COVID-19 on the business, the Company put in place the following safety measures for its employees, patients, healthcare professionals, and suppliers to limit exposure: the Company substantially restricted travel, supplied personal protective equipment to employees, limited access to its headquarters and asked most of their staff to work remotely. As of September 30, 2021, the majority of the Company’s employees are still working remotely, which may negatively impact their ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, the Company added bandwidth and VPN capacity to its infrastructure to facilitate remote work arrangements. With the Company’s employees mostly working-from-home, this creates a heightened risk of cyber-attacks, which may make it more difficult for the Company to protect its confidential information. The Company will continue to monitor the impact of COVID-19 on its operations, including how it will impact its employees, clinical trials, development programs, supply chain, and other aspects of its operations, and report to its Board of Directors regularly on the progress of its response to the COVID-19 outbreak.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At September 30, 2021 and December 31, 2020 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2021
Assets
Money market funds	$101,103	$—	$—	$101,103
Certificates of Deposit	—	—	—	-
Total assets at fair value:	$101,103	$—	$—	$101,103

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2020
Assets
Money market funds	$190,180	$—	$—	$190,180
Certificates of Deposit	15,970	—	—	15,970
Total assets at fair value:	$206,150	$—	$—	$206,150

During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of September 30, 2021, the carrying value was $30.3 million.

4. Inventories

Inventories as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$—	$—
Work in process	1,341	—
Finished goods	34	—
Inventories	$1,375	$—

The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Accumulated depreciation	(1,182)	(827)
Property and equipment, net	$2,127	$2,482

Depreciation expense relating to property and equipment was $117 thousand and $355 thousand for the three and nine months ended September 30, 2021, respectively, and $145 thousand and $462 thousand for the three and nine months ended September 30, 2020, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, all of which were made, prior to the current quarter. The Company will be responsible for any future patent prosecution costs that may arise.

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

7. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	September 30, 2021	December 31, 2020

Accrued external research	$2,205	$3,219
Accrued professional fees and other	7,337	3,920
Accrued external clinical study costs	8,992	5,683
Accrued compensation expense	3,479	3,664
Accrued expenses	$22,013	$16,486

8. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules has agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“the Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances by the Company exceed $40.0 million, no financial covenants are required. As of September 30, 2021, no financial covenants apply as the Company had only drawn down on the first tranche.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $19.4 million, net of debt discount and debt issuance costs. Upon entering into the First Amendment, the carrying value increased by $9.8 million, net of debt discount and debt issuance costs. The carrying value is accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective-interest method over the term of the debt. During the nine months ended September 30, 2021, the Company recognized $2.6 million of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the unaudited condensed statements of operations.

As of September 30, 2021 the carrying value and repayment maturities due under the Loan Agreement, excluding interest, is as follows:

Amount

Remainder of 2020	$—
2021	—
2022	—
2023	11,127
2024	12,236
2025	6,637
Total principal outstanding	30,000
End of term charge	817
Unamortized debt issuance costs	(544)
Total	$30,273

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2021, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at September 30, 2021 and December 31, 2020 as follows:

	September 30, 2021	December 31, 2020

Common stock options outstanding	6,683,154	6,644,780
RSUs outstanding	432,591	—
Options and RSUs available for grant under Equity Incentive Plans	1,812,608	932,051
	8,928,353	7,576,831

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

As of September 30, 2021, there were a total of 1,081,208 shares of common stock available for future issuance under the 2017 Plan

2021 Inducement Equity Incentive Plan

In February 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of up to 500,000 non-qualified options, stock grants, and stock-based awards to employees and directors of the Company. The 2021 Inducement Plan does not include an evergreen provision.

As of September 30, 2021, there were a total of 231,400 shares of common stock available for future issuance under the 2021 Inducement Plan.

2021 Sales Force Inducement Equity Incentive Plan

In September 2021, the Company adopted the 2021 Sales Force Inducement Equity Incentive Plan (the “2021 Sales Force Inducement Plan”). The 2021 Sales Force Inducement Plan provides for the grant of up to 500,000 non-qualified options, stock grants, and stock-based awards to sales force individuals and support staff that were not previously employees or directors of the Company. The 2021 Sales Force Inducement Plan does not include an evergreen provision.

As of September 30, 2021, there were a total of 500,000 shares of common stock available for future issuance under the 2021 Sales Force Inducement Plan.

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

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of goods sold	$68	$—	$237	$—
Research and development	1,142	1,733	3,775	5,367
Selling, general and administrative	4,318	3,189	13,102	8,649
Total stock-based compensation expense	$5,528	$4,922	$17,114	$14,016

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Expected volatility	77.7-78.4%	79.0 - 80.2%	77.7-79.6%	74.8-80.2%
Weighted-average risk free rate	0.9-1.1%	0.3-0.4%	0.4-1.2%	0.3-1.7%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.05	6.06	6.00	6.02

Stock Option Activity

The following table is a summary of the Stock option activity for the nine months ended September 30, 2021:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2020	6,644,780	$16.91	7.3	$35,464
Granted	1,886,253	$18.43
Cancelled	(952,848)	20.65
Exercised	(895,031)	6.51
Balance as of September 30, 2021	6,683,154	$18.20	7.4	$15,424
Exercisable at December 31, 2020	3,542,190	12.94	6.0	$31,686
Vested at December 31, 2020 and expected to vest	6,644,780	16.91	7.3	$35,464
Exercisable at September 30, 2021	3,594,284	16.46	6.1	$15,235
Vested at September 30, 2021 and expected to vest	6,683,154	18.20	7.4	$15,424

As of September 30, 2021, unrecognized compensation expense related to unvested stock options totaled $37.4 million, which the Company expects to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table is a summary of the RSU activity for the nine months ended September 30, 2021:

		Weighted - Average
	Number of	Fair Value
	RSUs	per Share

Balance as of December 31, 2020	—	$—
Granted	507,906	18.20
Cancelled	(75,315)	18.07
Vested	—
Balance as of September 30, 2021	432,591	$18.23

As of September 30, 2021, there was $6.1 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.

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

For the nine months ended September 30, 2021 the Company recognized revenue of $4.8 million related to the delivery of clinical drug supply and manufacturing services and $2.0 million for the reimbursement of costs associated with the two primary clinical trials for lerociclib. The amounts for clinical drug supply and manufacturing services have been invoiced and paid. The amounts for clinical trial reimbursements that occurred during the quarter are recognized as accounts receivable on the balance sheet as of September 30, 2021. No development and commercial milestones, as defined by the agreement, have been achieved through September 30, 2021.

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

Further, during the nine months ended September 30, 2021, the Company recognized $8.0 million (less applicable withholding taxes of $0.8 million) related to development milestones which were met during the period. As of September 30, 2021, cash was received for all development milestones.

12. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three and nine months ended September 30, 2021 and 2020 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options issued and outstanding	6,892,488	6,648,285	7,162,589	6,525,810
Unvested RSUs	476,735	—	461,337	—
Total potential dilutive shares	7,369,223	6,648,285	7,623,926	6,525,810

Amounts in the table above reflect the common stock equivalents of the noted instrument.

13. Income Taxes

The Company’s effective income tax rate was (0.8)% and (8.4)% for the three months ended September 30, 2021 and 2020 and (0.6%) and (1.3)% for the nine months ended September 30, 2021 and 2020, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.

14. Related Party Transactions

The Company maintained a consulting agreement with a Seth A. Rudnick, M.D., a member of the Board of Directors, for scientific advisory services outside of his role on the Board of Directors that expired on June 30, 2021.  Effective July 1, 2021, the Company renewed its agreement with the member of the Board of Directors for scientific, clinical and regulatory advisory services outside of his role on the Board of Directors through June 30, 2022. On October 13, 2021, Seth A. Rudnick, M.D., notified the Company of his decision to resign from the Board of Directors of the Company effectively immediately as of October 13, 2021.

The Company entered into a senior advisor agreement on September 29, 2020 with Mark A. Velleca, M.D., Ph.D., a member of the Board of Directors, with an effective date of January 1, 2021. Pursuant to the terms of the agreement, Dr. Velleca will receive $200,000 annually, paid in equal quarterly installments, for his services. The senior advisor agreement will expire on December 31, 2023.

15. Subsequent Event

On November 1, 2021, the Company entered into a second amendment to the existing loan and security agreement (the “Second Amendment”) with Hercules Capital, Inc. (“Hercules”). As part of the amendment, the total commitment was increased to $150.0 million, of which $100.0 million from Tranche 1 was fully available at closing. At closing, the Company received $45.0 million, resulting in total proceeds of $75.0 million received to date under Tranche 1. The Second Amendment is filed as Exhibit 10.2 hereto and incorporated herein by reference.

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

Product Pipeline

Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib helps protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in extensive stage small cell lung cancer (“ES-SCLC”) patients.  This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. In addition, trilaciclib activates and enhances the immune system response driving increased anti-tumor efficacy, which we continue to explore in clinical trials.

On February 12, 2021, COSELA was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), metastatic triple negative breast cancer (“mTNBC”), neoadjuvant breast cancer, and bladder cancer.

Changes to the NSCLC market drove the strategic decision to discontinue the Phase 2 trial of trilaciclib in 2L/3L NSCLC. The Company is shifting those resources to help support two new Phase 2 trials in the fourth quarter of 2021: a trial designed to further investigate trilaciclib’s immune-based mechanism of action (“MOA”) and a trial designed to evaluate the antitumor efficacy and myeloprotective benefit of trilaciclib administered prior to an antibody-drug conjugate (“ADC”).

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

G1 Therapeutics Product Pipeline
Candidate	Indication	Current Status	Development & Commercialization Rights (all indications)
trilaciclib	Extensive-stage small cell lung cancer (ES-SCLC)	COSELA (trilaciclib) Approved by FDA	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Colorectal cancer (CRC)	Registrational trial ongoing
	1L/2L metastatic Triple negative breast cancer (mTNBC)	Registrational trial ongoing
	2L/3L Non-small cell lung cancer (NSCLC)	Phase 2 trial discontinued in 4Q2021 due to reassessment of market opportunity
	1L Bladder cancer	Phase 2 trial ongoing
	Neoadjuvant breast cancer (I-SPY 2 TRIAL™)	Phase 2 trial ongoing
	Mechanism of Action trial in early stage TNBC	Phase 2 trial to initiate in 4Q2021
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial to initiate in 4Q2021
rintodestrant	ER+, HER2- breast cancer	Phase 1b complete; G1 evaluating partnering options	G1 – Global
lerociclib	Multiple	Clinical Stage; partnered	EQRx: Global and Japan (ex. Asia Pacific) Genor Biopharma: Asia Pacific (ex. Japan)

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

On February 12, 2021, COSELA™ was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (“ES-SCLC”). COSELA became commercially available through G1’s specialty distributor network on March 2, 2021. COSELA is administered intravenously as a 30-minute infusion completed within four (4) hours prior to the start of chemotherapy and is the first and only FDA-approved therapy that helps proactively deliver multilineage myeloprotection to patients with ES-SCLC being treated with chemotherapy. The approval of COSELA is based on data from three (3) randomized, placebo-controlled trials that showed patients receiving COSELA prior to chemotherapy had clinically meaningful and statistically significant reduction in the duration and severity of neutropenia, reduction of red blood cell transfusions, as well as improvements in other myeloprotection measures, compared to patients receiving chemotherapy without COSELA. G1 announced on March 25, 2021 that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, the Company announced that that the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) is now effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (HCPCS) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. G1’s new technology add-on payment (NTAP) for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (MS-DRG) payment amount also became effective for provider billing on October 1, 2021.

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

In September 2021, G1 announced that it would hire and deploy up to a 15-person oncology sales force to supplement the Boehringer Ingelheim oncology commercial team. The expansion is expected to allow us to target top tier accounts in order to accelerate sales activities and help maximize the adoption of COSELA.

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

We are also executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors and to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We have four ongoing clinical trials: a pivotal trial in 1L colorectal cancer (“CRC”), a pivotal trial in mTNBC (including 1L and 2L patients), a Phase 2 trial in neoadjuvant breast cancer (“I-SPY 2”), and a Phase 2 1L bladder cancer trial with chemotherapy and a checkpoint inhibitor. These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy. We also intend to initiate the following two new Phase 2 trials in the fourth quarter of 2021: (i) a trial designed to validate COSELA’s immune-based mechanism of action (MOA); and (ii) a trial designed to evaluate the antitumor efficacy and myeloprotective benefit of COSELA administered prior to an antibody-drug conjugate (“ADC”).

Pivotal 1L Colorectal Cancer (“CRC”)

We are enrolling patients in PRESERVE 1, a randomized, placebo-controlled registrational trial of trilaciclib in CRC. CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection and potential efficacy in 5-FU-based regimens with trilaciclib. Our ongoing 1L CRC trial is with FOLFOXIRI, which is the most efficacious chemo regimen in this tumor but is also highly myelosuppressive. By reducing the toxicity of FOLFOXIRI, we believe we will significantly expand its use in CRC and potentially improve overall survival (“OS”).

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

On April 28, 2021, G1 announced the initiation of PRESERVE 2, a pivotal Phase 3, randomized, double-blind, placebo-controlled study of trilaciclib in patients receiving first- or second-line gemcitabine and carboplatin chemotherapy for locally advanced unresectable or metastatic triple-negative breast cancer. PRESERVE 2 will evaluate the survival benefit of trilaciclib in 250 patients with locally advanced unresectable or metastatic TNBC. PRESERVE 2 will enroll two cohorts of patients. Cohort 1 (n=170) will evaluate patients receiving first-line therapy, regardless of PD-L1 status, who are PD-1/PD-L1 inhibitor-naïve. Cohort 2 (n=80) will evaluate PD-L1 positive patients receiving second-line therapy following prior PD-1/PD-L1 inhibitor therapy in the locally advanced unresectable/metastatic setting.

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

Phase 2 Study of trilaciclib in Combination with an Antibody-Drug Conjugate (ADC)

TNBC is an area where trilaciclib, in our Phase 2 study, and ADCs have both shown clinically meaningful and substantial improvements in overall survival. The Company believes that trilaciclib and ADCs could act synergistically to improve patient outcomes with fewer myelosuppressive side effects. We intend to initiate a Phase 2 single arm study of trilaciclib administered prior to an ADC in patients with unresectable locally advanced or metastatic TNBC in the fourth quarter of 2021.

Phase 2 Study to Validate the Immune-Based Mechanism of Action (MOA) of Trilaciclib

We intend to initiate a Phase 2 study of trilaciclib and chemotherapy in patients with early-stage triple negative breast cancer (TNBC) to evaluate and validate the immune-based mechanism of action of COSELA as measured by the change in the ratio of CD8+ tumor-infiltrating lymphocytes (TILs) to regulatory T cell (Treg) in the tumor microenvironment. G1 expects to initiate this trial in the fourth quarter of 2021.

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

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. Although we have not had any significant supply chain delays or shortages as a result of the COVID-19 pandemic to date, we have experienced delays in the delivery of our investigational product to certain investigative sites due to shortages of ancillary materials and the delay of governmental inspections.  To date, we are on track to meet all of our previously announced clinical milestones. If the COVID-19 pandemic continues for an extended period of time or increases in severity, we could experience disruptions to our clinical development timelines. If we experience delays in patient enrollment, we could incur increased clinical program expense if it is deemed necessary or advisable to improve patient recruitment by opening additional clinical sites. COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders, may reduce the number of in-person meetings with prescribers and fewer patient visits with physicians, potentially resulting in fewer new prescriptions.

We established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations. The COVID-19 response team manages our workplace protocols that governs our employees’ use of our office. To mitigate the impact of COVID-19 on our business, we put in place the following safety measures for our employees, patients, healthcare professionals, and suppliers to limit exposure: we substantially restricted travel, supplied personal protective equipment to employees, limited access to our headquarters and asked most of our staff to work remotely. As of September 30, 2021, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. With our employees mostly working-from-home, this creates a heightened risk of cyber-attacks, which may make it more difficult for us to protect our confidential information. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations as well as securing intellectual property protection for our product candidates. Currently, COSELATM is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $6.7 million of net product sales from COSELA and $19.0 million of license revenue for the nine months ended September 30, 2021, and $45.3 million of license revenue for the year ended December 31, 2020.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of September 30, 2021, we had cash and cash equivalents of $212.1 million. Since inception we have incurred net losses. As of September 30, 2021 we had an accumulated deficit of $544.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch preparations, and from general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

•	continue development of our product candidates, including initiating additional clinical trials;
•	identify and develop new product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	grow our sales, marketing and distribution infrastructure to continue to commercialize COSELA and any future products or indications for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

License agreement with the University of Illinois

In November 2016, and as amended in March 2017, we entered into a license agreement with the Board of Trustees of the University of Illinois, (“the University”). Pursuant to the license agreement, as amended, the University licensed patent rights to us, with rights to sublicense, to make, have made, use, import, sell and offer for sale SERDs, including rintodestrant, covered by certain patent rights owned by the University. The rights licensed to us are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement, as amended, we paid a one-time only, non-refundable upfront fee of $0.5 million, and are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. In addition, we may also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product and the first commercial sale of a product in another country. To date, we have made milestone payments totaling $0.6 million, all of which were made, prior to the current quarter. We will also be responsible for any future patent prosecution costs that may arise.

Components of our Results of Operations

Revenue

On February 12, 2021, COSELATM was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues were derived solely from our license agreements.

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. Revenue was recognized once the transfer of the related technology and know-how was completed in the fourth quarter of 2020. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. During the nine months ended September 30, 2021, three development milestones totaling $8.0 million (less applicable withholding taxes of $0.8 million) were received and recognized as revenue.

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

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. During the nine months ended September 30, 2021, one development milestone totaling $3.0 million was met and recognized as revenue, and payment was received in April 2021.

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. As of the third quarter of 2021, we had two clinical-stage product candidates, trilaciclib and rintodestrant.

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

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 relates to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the year.

Results of Operations

Comparison of the three months ended September 30, 2021 and September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$3,576	$—	$3,576
License revenue	1,282	26,599	(25,317)
Total revenues	4,858	26,599	(21,741)
Operating expenses:
Cost of goods sold	591	—	591
Research and development	21,143	17,932	3,211
Selling, general and administrative	24,268	18,412	5,856
Total operating expenses	46,002	36,344	9,658
Loss from operations	(41,144)	(9,745)	(31,399)
Other income (expense):
Interest income	7	50	(43)
Interest expense	(934)	(757)	(177)
Other income (expense)	(76)	(291)	215
Total other income (expense), net	(1,003)	(998)	(5)
Loss before income taxes	(42,147)	(10,743)	(31,404)
Income tax expense	321	931	(610)
Net loss	$(42,468)	$(11,674)	$(30,794)

Product sales, net

Product sales, net was $3.6 million and $0 for the three months ended September 30, 2021 and 2020, respectively. The revenue for the three months ended September 30, 2021 related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available beginning March 2, 2021.

License Revenue

License revenue was $1.3 million and $26.6 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of $25 million, or -95%, was primarily due to revenue recognized from upfront license payments from Genor and EQRx license agreements and clinical trial reimbursements from EQRx during the three months ended September 30, 2020, offset by license revenue recognized during the three months ended September 30, 2021 related to the delivery of supply and manufacturing services to Simcere, EQRx and Genor, patent reimbursements under the license agreements by Simcere, EQRx and Genor, and clinical trial reimbursements from EQRx and Simcere.

Cost of goods sold

Cost of goods sold was $0.6 million and $0 for the three months ended September 30, 2021 and September 30, 2020, respectively, which includes our third-party logistics costs for the sales of COSELA, inventory overhead costs, and personnel costs.

Research and development

Research and development expenses were $21.1 million for the three months ended September 30, 2021 compared to $17.9 million for the three months ended September 30, 2020. The increase of $3.2 million, or 18%, was primarily due to an increase in clinical spend of $4.8 million, driven by the Company’s new clinical trials, which is offset by a decrease of $1.5 million in expense recognized for the manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and a decrease of $0.1 million in preclinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Clinical Program Expenses—trilaciclib	$17,169	$10,647
Clinical Program Expenses—rintodestrant	675	1,737
Clinical Program Expenses—lerociclib	655	1,345
Chemical Manufacturing and Development	1,901	3,435
Discovery, Pre-Clinical and Other Expenses	743	768
Total Research and Development Expenses	$21,143	$17,932

Selling, general and administrative

Selling, general and administrative expenses were $24.3 million for the three months ended September 30, 2021 compared to $18.4 million for the three months ended September 30, 2020. The increase of $5.9 million, or 32%, was due to an increase of $2.7 million in commercialization activities, an increase of $2.4 million in personnel costs due to increased headcount, of which $1.1 million related to non-cash stock compensation expense, an increase of $0.5 million in medical affairs costs related to trilaciclib, and an increase of $0.3 million in information technology spend, professional services and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(1.0) million for the three months ended September 30, 2021 as compared to $(1.0) million for the three months ended September 30, 2020. During the three months ended September 30, 2021, interest expense on our loan payable increased and interest income decreased due to lower balance of money market funds as a result of cash used in operating activity and changes in interest rates. This was fully offset by a decrease in other expenses that were primarily driven by disposals of fixed assets during the three months ended September 30, 2020.

Income tax expense

Income tax expense was $0.3 million for the three months ended September 30, 2021 as compared to $0.9 million for the three months ended September 30, 2020. The decrease was related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the quarter.

Results of Operations

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$6,717	$—	$6,717
License revenue	18,963	28,739	(9,776)
Total revenues	25,680	28,739	(3,059)
Operating expenses:
Cost of goods sold	1,642	—	1,642
Research and development	56,435	56,897	(462)
Selling, general and administrative	72,474	44,230	28,244
Total operating expenses	130,551	101,127	29,424
Loss from operations	(104,871)	(72,388)	(32,483)
Other income (expense):
Interest income	35	922	(887)
Interest expense	(2,609)	(1,022)	(1,587)
Other income (expense)	(208)	(488)	280
Total other income (expense), net	(2,782)	(588)	(2,194)
Loss before income taxes	(107,653)	(72,976)	(34,677)
Income tax expense	679	931	(252)
Net loss	$(108,332)	$(73,907)	$(34,425)

Product sales, net

Product sales, net was $6.7 million and $0 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The revenue for the nine months ended September 30, 2021, related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available beginning March 2, 2021.

License Revenue

License revenue was $19.0 million and $28.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The decrease of $9.7 million, or -34%, was primarily due to $28.7 million in revenue recognized from upfront license payments from Genor, EQRx and ARC license agreements and clinical trial reimbursements from EQRx during the nine months ended September 30, 2020. The decrease was offset by $11.0 million in revenue recognized during the nine months ended September 30, 2021 related to development milestones related to the Simcere and Genor license agreements, $5.7 million in revenue for the delivery of clinical drug supply and manufacturing services to Simcere, EQRx and Genor, and $2.3 million in revenue for amounts to be reimbursed by EQRx and Simcere for the costs associated with clinical trials.

Cost of goods sold

Cost of goods sold was $1.6 million and $0 for the nine months ended September 30, 2021 and September 30, 2020, respectively, which include our third-party logistics costs for the sales of COSELA, inventory overhead costs, and personnel costs.

Research and development

Research and development expenses were $56.4 million for the nine months ended September 30, 2021 compared to $56.9 million for the nine months ended September 30, 2020. The decrease of $0.5 million, or -1%, was primarily due to a decrease of $12.5 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, as well as a decrease of $0.9 million in external costs related to discovery, pre-clinical and other development costs. The decrease was offset by an increase of $12.9 million in spend for clinical trials driven by the Company’s new clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Clinical Program Expenses—trilaciclib	$43,890	$25,763
Clinical Program Expenses—rintodestrant	2,571	5,482
Clinical Program Expenses—lerociclib	2,650	4,940
Chemical Manufacturing and Development	5,151	17,619
Discovery and Pre-clinical Expenses	2,173	3,093
Total Research and Development Expenses	$56,435	$56,897

Selling, general and administrative

Selling, general and administrative expenses were $72.5 million for the nine months ended September 30, 2021 compared to $44.2 million for the nine months ended September 30, 2020. The increase of $28.3 million, or 64%, was due to an increase of $15.1 million in commercialization activities, an increase of $10.4 million in personnel costs due to increased headcount, of which $4.5 million related to non-cash stock compensation expense, an increase of $2.0 million in information technology spend, an increase of $0.7 million in expenses related to medical affairs costs related to trilaciclib, and an increase of $0.1 million in professional services and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(2.8) million for the nine months ended September 30, 2021 as compared to $(0.6) million for the nine months ended September 30, 2020. The net decrease in total other income of $2.2 million, or 373%, was primarily driven by $1.6 million more in interest expense recognized during the current period due to our loan payable, and a decrease of $0.9 million in interest income due to a lower balance of money market funds as a result of cash used in operating activity and changes in interest rates. This was partially offset by a $0.3 million decrease in other expenses, primarily driven by disposals of fixed assets during the nine months ended September 30, 2020.

Income tax expense

Income tax expense was $0.7 million for the nine months ended September 30, 2021 as compared to $0.9 million for the nine months ended September 30, 2020. The decrease was related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of September 30, 2021, we had an accumulated deficit of $544.4 million. We anticipate that we will continue to incur losses.

As of September 30, 2021, we had cash and cash equivalents of $212.1 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

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

Loan and Security Agreement with Hercules

On May 29, 2020, we entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) under which Hercules has agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with an original maturity date of June 1, 2024. No principal payments are due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. Per the terms of the loan agreement, upon reaching the performance milestone, the interest only period was to be extended through January 1, 2023 and we will now repay the principal balance and interest of the advances in equal monthly installments through the maturity date of June 1, 2025. On March 31, 2021, we entered into the First Amendment to Loan and Security Agreement with Hercules where we drew the remaining $10.0 million of the first tranche along with amending the interest rate and the financial covenants. On November 1, 2021 we entered into the Second Amendment to the Loan and Security Agreement with Hercules increasing the total commitment to $150.0 million.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2021	2020	$
	(in thousands)
Net cash used in operating activities	$(97,448)	$(52,234)	$(45,214)
Net cash provided by investing activities	—	152	(152)
Net cash provided by financing activities	102,106	21,216	80,890
Net change in cash, cash equivalents, and restricted cash	$4,658	$(30,866)	$35,524

Net cash used in operating activities

During the nine months ended September 30, 2021, net cash used in operating activities was $97.4 million which consisted primarily of a net loss of $108.3 million and a decrease in net operating assets and liabilities of $7.7 million, partially offset by non-cash stock compensation expense of $17.1 million, $0.4 million of depreciation expense, $0.7 million in amortization of debt issuance costs, and $0.2 million of non-cash interest expense, and $0.2 million of net equity interest.

During the nine months ended September 30, 2020, net cash used in operating activities was $52.2 million, which consisted primarily of a net loss of $73.9 million, a decrease in net operating assets and liabilities of $6.7 million, and a decrease in non-cash equity interest of $0.9 million, partially offset by an increase in deferred revenue of $14.0 million, non-cash stock compensation expense of $14.0 million, $0.5 million of depreciation expense, $0.3 million from loss on disposal of fixed assets, $0.3 million in amortization of debt issuance costs, and $0.2 million of non-cash interest expense.

Net cash used in operating activities decreased by $45.2 million as compared to the nine months ended September 30, 2020 primarily due to an increase in net loss of $34.4 million and a decrease of $15.0 million in net operating assets and liabilities, offset by $3.1 million increase of stock-based compensation and $1.1 million increase of net equity interest.

Net cash used in investing activities

During the nine months ended September 30, 2021 there was no cash provided or used in investing activities.

During the nine months ended September 30, 2020, net cash provided by investing activities was $0.2 million, from the disposal of property and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $102.1 million, which consisted of $86.4 million in net proceeds from our ATM offering after deducting cash paid during the year for underwriting discounts and commissions and other expenses, $9.9 million in net proceeds from debt funding, and $5.8 million from proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $21.2 million, which consisted of $19.4 million in net proceeds from debt funding and $1.8 million from the exercise of stock options.

Operating capital requirements and plan of operations

We cannot be certain that we will be able to successfully commercialize COSELATM or that we will be able to establish and maintain distribution arrangements. Our failure or the failure of our distributors and sales force to successfully commercialize COSELATM could have a material adverse effect on our financial position or results of operations. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and continue to commercialize COSELATM. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the future revenue from the commercial sales of COSELATM
•	the scope, progress, results and costs of nonclinical development, laboratory testing and clinical trials for our product candidates;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Form 10-K. There have been no material changes during the nine months ended September 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Form 10-K.

Recent Accounting Pronouncements

Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q does not include any recently issued accounting pronouncements that are applicable to our Company or impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $212.1 million as of September 30, 2021, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%. As of September 30, 2021, $30.3 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and nine months ended September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Controls

During the three and nine months ended September 30, 2021, in connection with the approval and commercial availability of COSELA, we designed and implemented new procedures and controls around our net product sales and inventory processes.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*	G1 Therapeutics, Inc. 2021 Sales Force Inducement Equity Incentive Plan.
10.2*	Second Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated November 1, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: November 3, 2021	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (Principal Financial and Accounting Officer)