Form 10-K
period 2021-12-31
G1 Therapeutics, Inc.
filed 2022-02-23
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $844.7 million based on the closing price of the shares of common stock on The Nasdaq Stock Market on that date.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2022 was 42,705,532.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	New York, NY, United States

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 23, 2022, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

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

PART I

Item 1. Business.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first FDA-approved product, COSELA™ (trilaciclib) is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myelosuppression in decades. Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest reduce hematologic adverse events (AEs) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses. We are exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these dual benefits of myeloprotection and improved anti-tumor efficacy for patients globally.

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

“G1 Therapeutics,” “COSELA” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. We shall use “COSELA” when we are referring to our FDA approved drug and “trilaciclib” when we are referring to our development of COSELA for additional indications. “Myeloprotection” is synonymous with the term “myelopreservation.”  We used “myelopreservation” in our communications and disclosures prior to the FDA’s approval of trilaciclib (COSELA) and we now use the term “myeloprotection” following FDA’s approval in order to align more closely with the FDA’s terminology.

Product Portfolio

Our lead compound trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib helps protect hematopoietic stem and progenitor cells (“HSPCs”) in the bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in patients. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. In addition, trilaciclib may improve anti-tumor efficacy when administered as combination treatment in patients by increasing their ability to receive more cytotoxic therapy, protecting their immune systems from damage caused by cytotoxic therapy, and improving their immune responses by modulating multiple immune functions while also allowing beneficial T cell proliferation. On February 12, 2021, trilaciclib (COSELA™) was approved by the U.S. Food and Drug Administration (“FDA”) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive small cell lung cancer (“ES-SCLC”). We continue to explore these dual benefits of myeloprotection and anti-tumor efficacy across multiple clinical trials.

In 2020, we out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective treatment combination strategies across multiple oncology indications. We also have intellectual property focused on cyclin-dependent kinase targets.

Rintodestrant is an oral selective estrogen receptor degrader (“SERD”) for the treatment of ER+ breast cancer. We are in the process of evaluating partnering options for this program.

In 2020, we entered into a global license agreement with ARC Therapeutics, Inc. (“ARC”) for the development and commercialization of an internally discovered CDK2 inhibitor for all human and veterinary uses. ARC is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely-owned patent families.

COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive-stage small cell lung cancer.

COSELA is an injection for intravenous (IV) use given within 4 hours before chemotherapy.

Commercial Product

On February 12, 2021, COSELA™ was approved by the U.S. Food and Drug Administration (“FDA”) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive small cell lung cancer (“ES-SCLC”). COSELA became commercially available through our specialty distributor network on March 2, 2021. COSELA is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. COSELA helps protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in patients with ES-SCLC. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy.

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

We announced on March 25, 2021, that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, we announced that the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) is now effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (HCPCS) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. Our new technology add-on payment (NTAP) for COSELA, which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (MS-DRG) payment amount, also became effective for provider billing on October 1, 2021.

In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc (“BI”). In December 2021, G1 and BI announced that the parties mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained and deployed.

Trilaciclib Development Pipeline

We are also executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors and to generate new data for trilaciclib in a variety of cytotoxic settings and treatment combinations to maximize its potential for patients in existing and future treatment paradigms. We currently have five on-going clinical trials: a pivotal trial in 1L colorectal cancer (“CRC”), a pivotal trial in 1L mTNBC, a Phase 2 trial in 1L bladder cancer with chemotherapy induction and checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies will evaluate trilaciclib’s dual benefits of proactive multi-lineage myeloprotection and anti-tumor efficacy across tumor types and treatment combinations and will help inform the design of future additional pivotal studies. We are also conducting extensive preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of new and emerging therapeutic agents that may be pursued as combination treatments in future clinical trials.

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational trial (enrolling)	1Q 2023	Primary: myeloprotection Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational trial (enrolling)	2H 2023	Primary: OS Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.  *=initial results for Phase 2 trials expected in 4Q 2022

Mechanism of Action - Trilaciclib

Trilaciclib, a novel transient IV CDK4/6 inhibitor has unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. Controlled administration and clean G1 arrest reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase patients’ abilities to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses.

Trilaciclib transiently blocks progression through the cell cycle. This provides benefits which manifest depending on the tumor type and therapeutic backbone, including: (1) proactive multi-lineage myeloprotection, and (2) potentially improved anti-tumor efficacy.

First, trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. This myeloprotection benefit is being explored as the primary endpoint in our ongoing PRESERVE 1 trial in 1L colorectal cancer.

Second, trilaciclib may have the ability to improve anti-tumor efficacy through a combination of potential factors, including increasing patients’ ability to receive more cytotoxic therapy, protecting the immune system from damage caused by cytotoxic therapy, and favorably modulating multiple immune functions while also allowing beneficial T cell proliferation. In particular, these immune function improvements may include: (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). A meaningful anti-tumor efficacy benefit was observed in our Phase 2 mTNBC study in which trilaciclib led to a significant improvement in overall survival when administered in combination with chemotherapy compared to chemotherapy alone. We are exploring these dual benefits of myeloprotection and anti-tumor efficacy across a variety of ongoing Phase 2 and Phase 3 clinical trials.

Description of Ongoing Clinical Trials - Trilaciclib

Pivotal 1L Colorectal Cancer (CRC)

We are enrolling patients in PRESERVE 1, a randomized, placebo-controlled registrational trial of trilaciclib in colorectal cancer (“CRC”). CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection and potential efficacy in 5-FU-based regimens with trilaciclib. Our ongoing 1L CRC trial is evaluating trilaciclib administered in combination with FOLFOXIRI, which is the most efficacious chemotherapy regimen in this tumor type but highly myelosuppressive compared with FOLFOX or FOLFIRI. By reducing the toxicity of FOLFOXIRI, we believe trilaciclib will significantly expand use of FOLFOXIRI in patients living with CRC and potentially improve anti-tumor efficacy.

1L Metastatic Triple-Negative Breast Cancer (mTNBC)

Building upon the robust OS benefit observed in the prior Phase 2 study, we are enrolling patients in PRESERVE 2, a pivotal Phase 3 trial of trilaciclib in patients receiving first-line gemcitabine and carboplatin for locally advanced unresectable or mTNBC. This study is evaluating trilaciclib in PD-L1 positive and negative patients and largely replicates the design of the positive Phase 2 trial which demonstrated improved anti-tumor efficacy across patients. Anti-tumor efficacy and myeloprotection endpoints are being assessed in this study. G1 has discontinued the 2L cohort of this trial given anticipated enrollment concerns and limited commercial potential with the initial rapid uptake for Trodelvy® (sacituzumab govitecan-hziy) following its recent U.S. approval. G1 will broaden enrollment of the 1L cohort in this study to also include patients who received checkpoint inhibitors in the neo/adjuvant setting to ensure that we develop clinical experience for trilaciclib in this increasingly relevant patient population.

1L Bladder Cancer

We are enrolling patients in PRESERVE 3, a randomized, open-label Phase 2 study of trilaciclib administered with first-line platinum-based chemotherapy and the immune checkpoint inhibitor avelumab maintenance therapy in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”). Myeloprotection and anti-tumor efficacy endpoints are being assessed in this study. There is a strong rationale to evaluate trilaciclib in 1L bladder cancer: (1) bladder is a known immunogenic tumor proven to be responsive to chemotherapy and immune checkpoint inhibitors; (2) the most common chemotherapy regimen used in 1L bladder cancer is gemcitabine and platinum, which is similar to the chemotherapy regimen in our mTNBC study (gemcitabine and carboplatin) where we showed significant OS benefits; and (3) preclinical data suggests meaningful potential synergistic benefits by combining trilaciclib with checkpoint inhibitors. We anticipate that the Phase 2 study will provide important data for trilaciclib in a known immunogenic setting and is expected to help define future combination studies.

Phase 2 Study of Trilaciclib in Combination with an Antibody-Drug Conjugate (ADC)

Triple negative breast cancer (“TNBC”) is an area where trilaciclib, in our Phase 2 study, and ADCs – medicines that deliver targeted chemotherapy agents to cancer cells – have both shown clinically meaningful and substantial improvements in overall survival. We believe that trilaciclib and ADCs could act synergistically to improve patient outcomes with fewer myelosuppressive side effects. We are enrolling patients in a Phase 2 single arm study of trilaciclib administered prior to the ADC Trodelvy® (sacituzumab govitecan-hziy) in patients with unresectable locally advanced or mTNBC who received at least two prior treatments, at least one in the metastatic setting. We anticipate that data generated from this trial will be instructive in evaluating future ADC combination possibilities.

Phase 2 Study to Confirm the Immune-Based Mechanism of Action (MOA) of Trilaciclib

We are enrolling patients in a Phase 2 study of trilaciclib and chemotherapy in patients with early-stage TNBC receiving neoadjuvant treatment, to evaluate and confirm the immune-based mechanism of action (“MOA”) of trilaciclib. This trial in neoadjuvant TNBC replaced the I-SPY2 neoadjuvant breast trial in G1’s pipeline given a treatment landscape shift in neoadjuvant TNBC from chemotherapy only to chemotherapy plus I/O (checkpoint inhibitors). This MOA study will build upon earlier observations from the Phase 2 TNBC trial and preclinical data and evaluate the potential for developing rational combinations with novel targeted therapies. The study will evaluate immune endpoints, including the change in the ratio of CD8+ tumor-infiltrating lymphocytes (TILs) to regulatory T cells (Treg) in the tumor microenvironment following a single dose of trilaciclib, and impacts on immunomodulation. We anticipate that data generated from the MOA study will inform the design of future pivotal studies across multiple tumor types and treatment combinations.

Investigator Sponsored Studies (ISS) Program

The Company has a robust Investigator Sponsored Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician investigator external to G1 who assumes full responsibility for the conduct of the study. An ISS can take a variety of forms including clinical and nonclinical studies that may be interventional or observational. Our ISS program supports studies that align with our areas of scientific interest. We anticipate that the first ISS to be supported by G1 will be in 1L non-small cell lung cancer and expect it to be initiated in the second quarter of 2022.

Market opportunities for trilaciclib

Cancer is the second leading cause of death in the United States with an estimated 1.9 million new cases and 609,000 deaths projected to occur in 2022, according to the American Cancer Society. Cytotoxic therapies (chemotherapies, antibody-drug conjugates, others) are the standard of care treatment for multiple cancers.

Myelosuppression is a common serious adverse event related to cytotoxic therapies. These treatments have significant clinical utility and continue to be the most effective treatment for many cancers. However, cytotoxic therapies also damage HSPCs (myelosuppression) and the immune system (immunosuppression), leading to severe adverse effects and limiting anti-tumor activity. Myelosuppression causes abnormally low numbers of red blood cells, or anemia, abnormally low numbers of neutrophils, or neutropenia, and/or abnormally low numbers of platelets, or thrombocytopenia. Treating or preventing the myelosuppressive side effects of cytotoxic therapy presents a large market opportunity, with chemotherapy utilized in more than one million patients in North America annually, and newer cytotoxic agents such as ADCs continuing to demonstrate benefits in expanding patient populations. The only current treatments for chemotherapy-induced myelosuppression are rescue interventions like growth factors and/or transfusions given after myelosuppression occurs. COSELA is the only product approved to proactively prevent chemotherapy-induced myelosuppression and we continue to evaluate the utility of trilaciclib to prevent myelosuppression in clinical trials with existing and newer cytotoxic therapies.

Additionally, significant unmet medical need continues to exist for products that can meaningfully improve the antitumor efficacy of existing and emerging standard of care therapies. Despite continued advancements of new treatment modalities, additional novel therapies are needed to further improve anti-tumor efficacy, including in combination with newer agents. Trilaciclib is a novel compound with the potential to meaningfully improve anti-tumor efficacy across tumor types when administered in treatment combinations. We are studying trilaciclib broadly in multiple Phase 2 and Phase 3 clinical trials to evaluate its potential to improve anti-tumor efficacy and reduce adverse events commonly associated with cytotoxic therapies

•

Extensive-stage small cell lung cancer (ES-SCLC). According to the American Cancer Society, SCLC accounts for approximately 10-15% of all lung cancers. Approximately 30,000 people are treated annually in the United States for ES-SCLC across first line through third line. First-line treatment of ES-SCLC in the United States is typically a chemotherapy regimen of carboplatin and etoposide, which has significant myelosuppressive side effects. Combination treatment with chemotherapy and immunotherapy has emerged as the standard of care in the United States. While these patients often respond to first-line therapy, approximately 90% progress within one year and die within two years. Five-year survival rates are less than 5% for patients with ES-SCLC. Topotecan, approved for SCLC in 2007, is a standard treatment used in the second/third line setting and is highly myelosuppressive. Based on market research we have completed to date, many physicians see proactive myeloprotection as a better approach for patients and would incorporate trilaciclib into their SCLC treatment regimen. We believe the total market value of the trilaciclib opportunity for all eligible ES-SCLC patients in the U.S. exceeds $700 million.

•

Colorectal cancer (CRC). We are evaluating the use of trilaciclib in colorectal cancer in a Phase 3 trial that initiated in the fourth quarter of 2020 and enrolled the first patient in the first quarter of 2021. Colorectal cancer is the third most common cancer in men and women, excluding certain skin cancers. Globally, it is the second leading cause of cancer death, with more than 1.8 million people newly diagnosed each year. In the United States, there are approximately 150,000 new cases diagnosed each year. Chemotherapy is the standard of care for colorectal cancer, and the majority of patients in the United States, Europe and Japan receive chemotherapy as part of their treatment regimen.

•

Breast cancer. We are evaluating the use of trilaciclib in a variety of breast cancers, including metastatic triple negative breast cancer (mTNBC) and other high-risk, early-stage breast cancer subtypes. According to the World Health Organization, an estimated 2.3 million cases of breast cancer are diagnosed annually worldwide. Triple negative breast cancer makes up approximately 15-20% of such diagnosed breast cancers. Because mTNBC cells lack key growth-signaling receptors, patients do not respond well to medications that block estrogen, progesterone, or HER2 receptors. Instead, treating mTNBC typically involves chemotherapy, radiation, and surgery. In general, survival rates tend to be lower with mTNBC compared to other forms of breast cancer, and mTNBC is also more likely to return after it has been treated, especially in the first few years after treatment.

•

Bladder cancer. We are evaluating the use of trilaciclib in bladder cancer in a Phase 2 study that initiated in the second quarter of 2021. There have been multiple positive registrational studies and approvals of checkpoint inhibitors in combination with chemotherapy, and these combination regimens are emerging as a standard of care in multiple tumor types. Data from our trial of trilaciclib in combination with the checkpoint inhibitor Tecentriq in patients with ES-SCLC showed myeloprotection benefits without impairing anti-tumor efficacy. This Phase 2 trial in bladder cancer will explore the use of trilaciclib in combination with chemotherapy for induction therapy and in combination with a checkpoint inhibitor for maintenance therapy. We believe trilaciclib may improve outcomes for these patients based on potentially synergistic benefits with both chemotherapy and immunotherapy. According to the American Cancer Society, there are over 81,000 new cases of bladder cancer diagnosed in the United States each year, and over 17,000 reported annual deaths. Globally, there are nearly 575,000 new bladder cancer diagnoses each year.

Advantages of trilaciclib

Trilaciclib is a novel transient IV CDK4/6 inhibitor with unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. We believe that treating patients with trilaciclib prior to the administration of cytotoxic therapy or immunotherapy regimens may have the following benefits and advantages:

•

Potential to decrease the incidence of chemotherapy-induced myelosuppression. Trilaciclib has been rationally designed and optimized to preserve HSPCs from damage by cytotoxic therapy, thereby minimizing cytopenias across neutrophils, red cells, and platelets. Trilaciclib has the potential to decrease the clinically relevant consequences of these cytopenias and improve patient outcomes.

•

Potential to reduce cytotoxic therapy dose-delays and dose reductions. Chemotherapy-induced myelosuppression is the major dose limiting toxicity of chemotherapy and can lead to dose reductions and schedule delays that can limit therapeutic benefit. Trilaciclib has been designed specifically to minimize myelosuppression and has the potential to enable maintenance of the indicated and planned chemotherapeutic dose and schedule.

•

Potential to improve the patient experience as measured by validated Patient Reported Outcomes (PRO) instruments. PRO data from our randomized trials demonstrate that patients receiving trilaciclib prior to chemotherapy report less fatigue and improved physical and functional well-being.

•

Potential for use with cytotoxic therapy / immune checkpoint inhibitors combinations. Immune checkpoint inhibitors are often combined with cytotoxic therapy. We have demonstrated that trilaciclib mitigates myelosuppression in ES-SCLC patients treated with chemotherapy in combination with the immune checkpoint inhibitor Tecentriq. Additionally, our preclinical data suggests there may be meaningful potential synergistic benefits in terms of anti-tumor efficacy when combining trilaciclib with checkpoint inhibitors in the appropriate treatment settings.

•

Convenience of administration. Trilaciclib is designed to be administered via an IV infusion prior to chemotherapy treatment. This dosing regimen fits with standard clinical practice for chemotherapy administration with or without checkpoint inhibitors.

•

Potential to reduce the cost of rescue interventions. Chemotherapy-induced myelosuppression leads to severe adverse side effects, such as fatigue due to anemia, infections due to neutropenia, and bleeding due to thrombocytopenia. These adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Because trilaciclib has been designed specifically to minimize myelosuppression, we believe that it has the potential to reduce these costs. The positive multilineage myeloprotection data we have reported to date and our market research with payers supports the value proposition of trilaciclib to reduce these costs.

•

Potential broad applicability. We believe trilaciclib has the potential to benefit patients treated with multiple myelosuppressive cytotoxic regimens, including targeted chemotherapy (ADCs), across a wide range of tumor types.

•

Potential to improve anti-tumor efficacy and prolong overall survival in treatment combinations. Trilaciclib has demonstrated the ability to improve anti-tumor efficacy and increase overall survival in our Phase 2 mTNBC study. Trilaciclib may increase patients’ ability to receive more cytotoxic therapy, protect their immune systems from damage by cytotoxic therapy, and improve their immune responses by modulating multiple immune functions while also allowing beneficial T cell proliferation. We are evaluating trilaciclib’s ability to improve anti-tumor efficacy across multiple tumor types and in various treatment combinations in ongoing clinical studies.

Trilaciclib: preclinical and clinical development

Preclinical development

We have published extensive biochemical, cellular and in vivo data on trilaciclib.  Our preclinical data show that trilaciclib can induce transient and reversible cell-cycle arrest of HSPCs; helps protect HSPCs from damage caused by chemotherapy; preserves bone marrow and immune system function; improves complete blood count (CBC) recovery; helps protect from bone marrow exhaustion; prevents myeloid skewing and consequent lymphopenia; activates T-cells in the tumor microenvironment; and enhances chemotherapy and checkpoint inhibitor anti-tumor activity.

We are currently conducting extensive preclinical development work to assess the synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials.

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

Completed randomized clinical trials

Trilaciclib (IV CDK4/6 inhibitor):

Indications	Regimen	Status	Phase	Publications
1st-line Small Cell Lung Cancer (study 1 in package insert)	+Tecentriq/ carboplatin/ etoposide	COSELA™ (trilaciclib) approved to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC.	2	International Journal of Cancer (Daniel et al.), December 2020
1st -line Small Cell Lung Cancer (study 2 in package insert)	+ etoposide/ carboplatin		1b/2	Annals of Oncology (Weiss et al.) August 2019
2nd /3rd –line Small Cell Lung Cancer (study 3 in package insert)	+ topotecan		1b/2	Advances in Therapy (Hart et al.), November 2020
metastatic Triple Negative Breast Cancer	+gemcitabine/carboplatin	Phase 2 complete; Currently enrolling Phase 3	2	Lancet Oncology (Tan et al.), September 2019

Phase 2 clinical program in SCLC (study 1 in package insert)

Based on the encouraging preliminary data, we advanced both SCLC trials into the randomized, placebo-controlled, double-blind Phase 2 segment. Enrollment in the first-line SCLC Phase 2 trial was completed in the second quarter of 2017 and positive multilineage myeloprotection results were reported in March 2018, with additional data reported at the European Society for Medical Oncology (ESMO) 2018 Congress and published in Annals of Oncology (Weiss et al.) in 2019. Enrollment in the second/third-line SCLC Phase 2 trial was completed in the second quarter of 2018, with positive multilineage myeloprotection data reported in the fourth quarter of 2018 and full data presented at an oral session at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting. These data were also published in the International Journal of Cancer (Daniel et al.; 2020).

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement is in first-line treatment for patients with ES-SCLC receiving carboplatin and etoposide. We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017. The goals of the clinical trial are to evaluate the safety, OS, myeloprotection, PK, and anti-tumor activity of trilaciclib in combination with Tecentriq and chemotherapy. We completed enrollment in the first quarter of 2018. We reported positive multilineage myeloprotection data and preliminary progression free survival (PFS) in November 2018, and presented updated safety and anti-tumor efficacy data at the 2019 ESMO Congress.

Phase 1b/2 clinical trial in first-line treatment of SCLC (study 2 in package insert)

In 2015, we initiated a Phase 1b/2 clinical trial in first-line ES-SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment. The goals of the trial are to evaluate the safety, myeloprotection, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.

In the Phase 1b section of this trial, as reported at the American Society of Clinical Oncology meeting in June 2017, we treated 19 patients with multiple cycles of trilaciclib and chemotherapy and did not have a single episode of febrile neutropenia – one of the most common adverse consequences of these chemotherapy regimens. We also observed a dose dependent reduction in grade 3/4 hematologic adverse events.  The results from the Phase 1b study support the hypothesis that trilaciclib could ameliorate the significant acute and long-term consequences of chemotherapy-induced myelosuppression by preserving hematopoietic and immune system function. Based on these results, we initiated the randomized, placebo-controlled Phase 2 segment of the trial in fourth-quarter of 2016 with a trilaciclib dose of 240 mg/m2 and completed enrollment of a total of 77 patients in the second quarter of 2017.  We reported positive multilineage myeloprotection data from the Phase 2 segment of the trial in March 2018, with additional data from the trial presented at the 2018 ESMO Congress and final data published in Annals of Oncology (Weiss et al.; 2019).

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

Our double-blind placebo controlled trials of trilaciclib in SCLC trials demonstrated that, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, trilaciclib mitigates clinically significant chemotherapy-induced myelosuppression. The U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy Designation for trilaciclib based on myeloprotection data from our three randomized, double-blind, placebo-controlled SCLC clinical trials, as well as safety data collected across all completed and ongoing clinical trials. The Breakthrough Therapy program is designed to expedite development and review of drugs intended for serious or life-threatening conditions. In August 2020, the FDA accepted our New Drug Application (NDA) for trilaciclib in SCLC, granting Priority Review with a Prescription Drug User Fee Act (PDUFA) action date of February 15, 2021. COSELA™ (trilaciclib) was approved by the FDA on February 12, 2021 to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. Discussions with European regulatory authorities have indicated existing data is sufficient to support a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for trilaciclib for myeloprotection in SCLC, which we plan to pursue in collaboration with a partner.

Phase 2 clinical trial in metastatic Triple Negative Breast Cancer (mTNBC)

In January 2017, we initiated an open label, randomized, Phase 2 trial that enrolled 102 patients with first, second or third-line mTNBC across multiple sites in the United States and Europe. The goals of the clinical trial are to evaluate the safety, myeloprotection, PK, and anti-tumor activity of trilaciclib in combination with the existing chemotherapy standard of care regimen of gemcitabine and carboplatin (GC). We completed enrollment in the second quarter of 2018. At the December 2018 SABCS, we presented preliminary data demonstrating improvement in progression-free survival (PFS). We presented additional safety and anti-tumor efficacy data at the 2019 ESMO Congress. The results of the trial demonstrated significant improvement in overall survival (OS) (preliminary). Though the trial did not meet the primary myeloprotection endpoint, patients receiving trilaciclib were able to receive ~50% more cycles of chemo, without additional hematological toxicity. These data were presented at the 2019 ESMO

Congress and concurrently published in The Lancet Oncology (Tan et al.; 2019). Updated safety and efficacy data from this trial were presented at the 2020 SABCS. Data included that compared to GC alone (Group 1), OS was improved in both trilaciclib arms (Groups 2 and 3) (Group 2: HR=0.31, p=0.0016; Group 3: HR=0.40, p=0.0004). Median OS was 12.6 months in Group 1, not reached for Group 2, and 17.8 months in Group 3. The median OS for Groups 2 and 3 combined was 19.8 months (HR=0.37, p<0.0001). OS findings in patients receiving trilaciclib were consistent with previously reported data from this trial. The median OS for GC alone (Group 1, 12.6 months) was consistent with the previous trial findings and historical data. Patients with both PD-L1-positive and PD-L1-negative tumors treated with trilaciclib and GC demonstrated improvement in OS compared to patients receiving GC alone, with the PD-L1-positive subset achieving statistically significant improvement. Further, data from T cell clonality analyses suggest that administering trilaciclib prior to chemotherapy enhanced immune system function.

Five ongoing clinical trials

Trilaciclib (IV CDK4/6 inhibitor)

Phase 3 clinical trial in first line Colorectal Cancer (PRESERVE 1)

We initiated PRESERVE 1 in first line colorectal cancer (CRC) in the fourth quarter of 2020, and in January of 2021 we enrolled the first patient. CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection and potential efficacy in 5-FU-based regimens with trilaciclib. The Phase 3 trial is being conducted across multiple sites in the United States and Europe. The study is evaluating the safety, myeloprotection and antitumor efficacy of trilaciclib in combination with FOLFOXIRI, the most efficacious chemotherapy regimen in CRC, but also highly myelosuppressive. The primary endpoint is myeloprotection; secondary endpoints include progression-free survival (PFS), overall survival (OS), and patient reported outcomes (PRO). We expect to enroll approximately 300 participants. Initial results of this study including myeloprotection and Objective Response Rate (ORR) endpoints are expected in the first quarter of 2023.

Phase 3 clinical trial in first line Triple Negative Breast Cancer (PRESERVE 2)

Building upon the robust OS benefit observed in the prior Phase 2 study, in April 2021, we initiated PRESERVE 2, a pivotal Phase 3 trial of trilaciclib in patients receiving first- or second-line gemcitabine and carboplatin chemotherapy (“GC”) for locally advanced unresectable or mTNBC. Anti-tumor efficacy and myeloprotection endpoints are being assessed in this study. The Phase 3 trial is being conducted across multiple sites in the United States and Europe. We made the strategic decision to discontinue the 2L arm of this trial due to a shift in the treatment paradigm for 2L mTNBC caused by the rapid uptake of Trodelvy in this setting. This shift has created significant barriers to enrollment in the 2L cohort of this clinical study, and to the commercial potential of trilaciclib in 2L mTNBC. Given this, we will enroll patients who previously received checkpoint inhibitors in the neo/adjuvant setting into the 1L arm of the trial, to ensure that we develop clinical experience in this patient population. We will continue to enroll and focus on 1L mTNBC patients, an area of high unmet medical need. The primary endpoint is to evaluate the effect of trilaciclib on overall survival (OS) compared with placebo in patients receiving first-line GC. Key secondary endpoints include assessment of the effect of trilaciclib on patients’ quality of life compared with placebo. We expect to enroll approximately 170 1L patients. Initial results of this study including interim Overall Survival (OS) are expected in the second half of 2023.

Phase 2 clinical trial in first line Bladder Cancer (PRESERVE 3)

We initiated PRESERVE 3, a Phase 2, randomized, open-label study of trilaciclib administered with first-line platinum-based chemotherapy and the immune checkpoint inhibitor avelumab maintenance therapy in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”), in the second quarter of 2021. Myeloprotection and anti-tumor efficacy endpoints are being assessed in this study. The primary endpoint is to evaluate the anti-tumor efficacy of trilaciclib when combined with platinum-based chemotherapy and the checkpoint inhibitor avelumab maintenance therapy as measured by progression-free survival (PFS) during the overall study. Secondary endpoints include evaluation of the anti-tumor efficacy of trilaciclib as measured by the objective response rate (ORR), duration of objective response (DOR), PFS in the maintenance period, overall survival (OS) and probability of survival (POS) at Month 16, and evaluation of the myeloprotective effects of trilaciclib on chemotherapy-induced myelosuppression. We have entered into a clinical trial collaboration with the alliance between Merck KGaA, Darmstadt, Germany and Pfizer whereby the alliance will contribute clinical supply of avelumab to this G1-sponsored and funded trial in mUC. We expect to enroll approximately 90 patients. Initial results of this study for ORR and myeloprotection are expected in the fourth quarter of 2022.

Phase 2 clinical trial in combination with the antibody-drug conjugate, Trodelvy® (Sacituzumab Govitecan-Hziy)

We initiated this Phase 2, single arm, open-label study of trilaciclib administered prior to the antibody-drug conjugate (ADC), Trodelvy® (sacituzumab govitecan-hziy) in patients with unresectable locally advanced or mTNBC in the fourth quarter of 2021. ADCs are medicines that deliver targeted chemotherapy agents to cancer cells. Antitumor efficacy and myeloprotective endpoints are being assessed. The primary objective is to evaluate the anti-tumor efficacy of trilaciclib when administered prior to sacituzumab govitecan-hziy as measured by progression-free survival (PFS). Secondary endpoints include evaluation of the anti-tumor efficacy as measured by the objective response rate (ORR), duration of objective response (DOR), clinical benefit rate (CBR), overall survival (OS); and evaluation of the myeloprotective effects of trilaciclib. We expect to enroll approximately 45 patients. We anticipate that data generated from this trial will be instructive in evaluating future ADC combination possibilities. Initial results of this study for ORR and myeloprotection are expected in the fourth quarter of 2022.

Phase 2 clinical trial to confirm the antitumor mechanism of action (MOA) in the tumor microenvironment

We initiated this trial in the fourth quarter of 2021. This trial in neoadjuvant triple negative breast cancer (“TNBC”) replaced the I-SPY2 neoadjuvant breast trial in G1’s pipeline given a treatment landscape shift in neoadjuvant TNBC from chemotherapy only to chemotherapy plus I/O (checkpoint inhibitors). The trial is a Phase 2, single arm, open-label study of trilaciclib in patients with early-stage neoadjuvant TNBC designed to further investigate the role of trilaciclib in modulating the anti-tumor immune response. Pathologic complete response endpoints are also being evaluated in this trial. The primary objective is to evaluate the immune-based mechanism of action (“MOA”) of trilaciclib after a single-dose as measured by the change in the ratio of CD8+ tumor-infiltrating lymphocytes (TILs) to regulatory T cells (Tregs) in the tumor microenvironment. Secondary and exploratory endpoints include the assessment of pathologic complete response (pCR) at the time of definitive surgery, immune response and profiling measures. We anticipate that data generated from this MOA study will inform design of future additional pivotal studies across multiple tumor types and treatment combinations. We expect to enroll approximately 30 patients. Initial results of this study including results for immune endpoints (e.g., CD8+ / Treg ratio) are expected in the fourth quarter of 2022.

Investigator Sponsored Studies (“ISS”) Program

Trilaciclib (IV CDK4/6 inhibitor)

An Investigator Sponsored Study (“ISS”) is a study that is developed and conducted by a qualified physician external to G1 Therapeutics who assumes full responsibility for the conduct of the study. An ISS can take a variety of forms including clinical and nonclinical studies that may be interventional or observational. We support studies that align with our areas of scientific interest.

We anticipate that the first ISS to be supported by G1 will be in 1L non small cell lung cancer. This ISS is expected to be initiated by the physician in the second quarter of 2022.

Trilaciclib: regulatory status

COSELA for injection was approved by the FDA in February 2021 to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (ES-SCLC). The approval was based on three small cell lung cancer (“SCLC”) trials demonstrating that trilaciclib, when added to standard of care chemotherapy or chemotherapy/checkpoint inhibitor regimens, mitigates clinically significant chemotherapy-induced myelosuppression. Discussions with European regulatory authorities have indicated existing data is sufficient to support an MAA to the EMA for trilaciclib for myeloprotection in ES-SCLC.

We received Breakthrough Therapy Designation from the FDA in 2019 based on positive myeloprotection data in small cell lung cancer patients from three randomized Phase 2 clinical trials. As is common with Breakthrough-designated products that receive priority review, we will conduct certain post-marketing activities, including in vitro drug-drug interaction and metabolism studies, and a clinical trial to assess the impact of trilaciclib on disease progression or survival in patients with ES-SCLC with chemotherapy-induced myelosuppression treated with a platinum/etoposide-containing or topotecan-containing regimen with at least a two year follow up. We intend to initiate the post-approval clinical trial in 2022.

In 2021, the FDA granted Fast Track designation to trilaciclib for use in combination with chemotherapy for the treatment of locally advanced or mTNBC. Fast track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical needs. The purpose is to get important new drugs to the patient earlier. A drug that receives Fast Track designation may be eligible for more frequent engagements with the FDA to discuss a drug’s clinical development plan, eligibility for Accelerated Approval and Priority Review, and Rolling Review in which completed sections of a New Drug Application (NDA) can be submitted for FDA review on a rolling basis rather than waiting until all sections of the NDA are completed before the entire application can be reviewed.

We continue to engage in research and clinical development of trilaciclib in order seek regulatory approval to market additional indications in multiple tumor types and treatment combinations, including colorectal cancer, breast cancer, bladder cancer.

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

CDK2 Inhibitor

In 2020, we entered into a global license agreement with ARC Therapeutics, LLC for the development and commercialization of an internally discovered CDK2 inhibitor for all human and veterinary uses. ARC is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely owned patent families.

Our Business Strategy

Our goal is to improve the lives of those impacted by cancer through the ongoing development and expansion of trilaciclib. Our strategy includes the following key components:

•

Establish COSELA (trilaciclib) as the standard of care for ES-SCLC in the United States. COSELA (trilaciclib) for Injection was approved by the FDA in February 2021 to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (ES-SCLC).

•

Maximize long-term value of trilaciclib by executing our robust tumor agnostic development plan across multiple indications and treatment settings. We believe that, because of its mechanism of action and unique attributes, including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition, and short half life trilaciclib has the potential to be used to treat patients receiving myelosuppressive cytotoxic therapies like chemotherapy and to meaningfully improve anti-tumor efficacy across multiple tumor types and when administered in various treatment combinations.

•

Manage capital efficiently to fully fund operations. We intend to efficiently execute our capital management strategies to ensure our ability to fund our operations, including the commercialization of COSELA in ES-SCLC, and our ongoing and future clinical programs to develop trilaciclib in additional cancer indications.

Commercialization

In February 2021, the U.S. Food and Drug Administration (FDA) approved COSELA (trilaciclib) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (ES-SCLC). In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“BI”). In December 2021, G1 and BI mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained and deployed. We are now managing and executing all commercial activities in-house, including sales, marketing, market access and clinical nurse educator functions, as well as product distribution. The G1 to One program serves as a patient hub and provides patient and healthcare provider services.

We plan to globally commercialize our product candidates through the establishment of collaboration agreements with global and/or regional pharmaceutical companies to leverage our and their development and commercialization infrastructures and capabilities, enabling us to cost-effectively maximize the global commercial opportunities of our product candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties (contract manufacturing organizations, or CMOs) for the manufacture of our product candidates. To date, we have obtained drug substances and drug products for our preclinical studies, clinical trials and commercial product from multiple third-party manufacturers. Redundant suppliers are in place for some of our drug substances and drug products.  As development proceeds for our products, we will evaluate qualifying additional redundant manufacturers for drug substances and drug products.

Although we are reliant on third parties to manufacture our products, we have personnel with extensive manufacturing experience to oversee the relationships with our CMOs. CMOs are subject to extensive governmental regulations and we depend on them to manufacture our products in accordance with current good manufacturing practices, or cGMP. We have an established quality assurance program to ensure that the CMOs involved in the manufacture of products do so in accordance with cGMP and other applicable U.S. and foreign regulations. We believe that our current CMO network complies with such regulations.

Competition

The development and commercialization of new drug therapies is highly competitive. We will face competition with respect to all therapeutics we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. Any drug candidates we successfully develop and commercialize will compete with currently marketed drugs and therapies used for treatment of the same indications, and potentially with products currently in development for the same indications. Many of the entities marketing or developing potentially competing products have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. We believe the key competitive factors affecting the success of any approved product will be its efficacy, safety profile, price, convenience of administration, and level of promotional activity. Accordingly, our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

COSELA is the first approved therapy designed and optimized to help protect HSPCs and immune system function from damage by chemotherapy. We believe administering trilaciclib with the current standard of care may minimize chemotherapy-induced myelosuppression, including the following adverse side effects: fatigue due to anemia; infections due to neutropenia; and bleeding due to thrombocytopenia. Currently, these adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Trilaciclib may reduce the need to administer the existing rescue growth factor support treatments, including Neulasta® (pegfigrastim), Neupogen® (filgrastim), Procrit® (epoeitin alpha), and Aranesp® (darbepoetin alfa) as well as biosimilars of these products. In addition, trilaciclib may compete with multiple approved drugs or drugs that may be approved in the future, such as plinabulin which is in development for chemotherapy induced-neutropenia and ALRN-6924 which is in development for chemotherapy-induced myelosuppression.

Intellectual property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection in jurisdictions where we seek to commercialize our FDA approved CDK4/6 inhibitor trilaciclib (COSELA).  Our commercial success also depends in part on our ability to obtain and maintain proprietary protection in the jurisdictions where our licensees seek to commercialize our proprietary CDK inhibitors, including clinical candidates trilaciclib and lerociclib. We have secured patent protection to the composition of matter for trilaciclib and lerociclib in a number of jurisdictions, including for example, the United States, Europe, China, Hong Kong, Macau, Japan, Korea, Singapore, Australia, Canada, Mexico, India, Israel, Russia, and Brazil.  We have secured patent protection to the use of trilaciclib or lerociclib for the treatment of certain cancers, including in the United States, Europe, China, Hong Kong, Macau, and Japan.  We have secured patent protection to the composition of matter for rintodestrant in the Unites States, Japan, Australia, Mexico, Russia, and the Eurasian Patent Organization (EAPO). We also, where we believe appropriate, seek protection on processes for the production of our CDK4/6 inhibitors and in-licensed SERD compound, formulations, additional compositions, combinations of our product candidates with other active agents and dosing schedules and regimens. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications covering our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe, and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our drug products. See also the “Government Regulation and Product Approval” section below.

We are the sole owner or exclusive licensee of all of our patents and currently filed patent applications that cover trilaciclib, lerociclib, and rintodestrant. We have the exclusive right to prosecute these patent families in our sole discretion, and, where we have out-licensed patents and patent applications, our licensees have the right to review and comment on all material patent filings, and their review and comments will be considered by us in good faith. Our intellectual property strategy includes patenting our CDK4/6 inhibitors, their uses, and methods of manufacturing as well as our in-licensed applications directed to selective estrogen receptor degraders and their uses, manufacture, and combination with our and other CDK4/6 inhibitors. We have obtained more than twenty composition-of-matter patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover trilaciclib and lerociclib, and we continue to seek composition-of-matter patents on additional CDK inhibitors both in the United States and throughout the world. In addition, we have obtained more than twelve patents in the United States on methods of treatment using a number of our CDK4/6 inhibitors, including claims that cover methods of using trilaciclib and lerociclib. We continue to seek additional patents for our key CDK4/6 inhibitors and their uses in key therapeutic areas.

As of December 31, 2021, we have listed 10 U.S. granted patents in the U.S. FDA’s Orange Book for our U.S. Food and Drug Administration approved drug trilaciclib (COSELA).  In addition, on April 8, 2021, we filed a request for patent term extension pursuant to 35 U.S.C. § 156 on two of these listed patents (U.S. 8,598,186 and U.S. 9,487,530).  We ultimately intend to elect one patent for extension.  To the extent U.S. 8,598,186 is elected, the term is expected to be extended to December 30, 2034.  To the extent U.S. 9,487,530 is elected, the term is expected to be extended to February 12, 2035.

We have also obtained two composition-of-matter patents, and two method of treatment patents, in the United States on the SERD compounds that we have exclusively in-licensed, including rintodestrant. We also seek patent protection on methods of treatment that incorporate in-licensed SERD compounds in combination with other therapeutic agents to treat specific clinical indications and targeted patient populations.

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

We are party to four license agreements relating to our CDK inhibitor technology. On May 22, 2020, we entered into a license agreement with ARC Therapeutics, LLC, (“ARC”) where we out-licensed to ARC a portfolio of CDK2 inhibitors for development and commercialization. On June 15, 2020, we entered into a license agreement with Genor Biopharma Co. Inc.(“Genor”) for the development and commercialization of our CDK4/6 inhibitor lerociclib in the Genor Territory. On July 22, 2020, we entered into a license agreement with EQRx, Inc. (“EQRx”) for the development and commercialization of lerociclib in the EQRx Territory. On August 3, 2020, we entered into a license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd, (“Simcere”) for the development and commercialization of our CDK4/6 inhibitor trilaciclib in the Simcere Territory. Each of these license agreements is described below.

Our owned and in-licensed patent estate as of December 31, 2021, on a worldwide basis, includes over 375 granted or pending patent applications in more than 30 patent families with more than 40 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. However, the term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (USPTO) (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Our current issued patents covering the composition-of-matter for trilaciclib and lerociclib will expire in 2031, exclusive of any patent term extension. As described above, we have filed a request for patent term extension under 35 U.S.C. § 156 for a term extension of U.S. 8,598,186, which claims the composition of matter of trilaciclib, which, if granted, would extend the term of this patent to December 30, 2034. Our current issued patents covering methods of use of trilaciclib and lerociclib will expire in 2034 to 2035. As described above, we have filed a request for patent term extension under 35 U.S.C. § 156 for a term extension of U.S. 9,487,530, which claims the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for, among other things, small cell lung cancer, which, if granted, would extend the term of this patent to February 12, 2035. Our pending applications on additional methods of use of trilaciclib and lerociclib, should they issue, will expire on dates ranging from 2034 to 2042. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates.

Our in-licensed patent covering the composition-of-matter of our clinical candidate rintodestrant will expire in 2036, exclusive of any patent term extension. Our pending applications on additional methods and combinations relating to rintodestrant, should they issue, will expire in 2038.

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

Trilaciclib and lerociclib patent coverage

We own seven issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; U.S. 9,957,276; U.S. 10,189,849; U.S. 10,189,850; U.S. 10,927,120; and U.S. 11,040,042) covering the trilaciclib compositions-of-matter and its pharmaceutical composition. We have listed each of these patents in the Orange Book listing for COSELA. We also own six issued U.S. Patents (U.S. 8,598,186; U.S. 8,598,197; U.S. 9,481,691; U.S. 9,957,276; U.S. 10,189,851; and U.S. 10,696,682) covering the lerociclib composition-of-matter and pharmaceutical composition. We own corresponding issued patents covering trilaciclib and lerociclib and their pharmaceutical compositions in Europe, Canada, Japan, Mexico, China, Macau, Australia, Russia, South Korea, India, Israel, Hong Kong, Brazil, and Singapore. The expected year of expiration for these composition-of-matter patents, where issued, valid and enforceable, is 2031, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

In addition, we own three issued U.S. Patents (U.S. 9,487,530; U.S. 10,085,992; and 10,966,984) covering the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for cancer, each of which has been listed in the Orange Book listing for COSELA. This patent family covers, for example, SCLC treatment protocols involving chemotherapeutic agents carboplatin, etoposide, and/or topotecan along with trilaciclib for protection of healthy replicating cells like hematopoietic stem and progenitor cells, and the use of trilaciclib to treat cancer in combination with a chemotherapeutic agent. The patent filing also covers chemoprotection of healthy replicating cells with trilaciclib during the treatment of CDK4/6 independent cancer including triple negative breast cancer. Patents from this family have issued in Europe, China, Hong Kong, Macau, and Japan. A patent application from this family is pending in Canada, Europe, and the United States. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

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

We own a patent family that is directed to the use of our CDK4/6 inhibitors to treat RB-positive tumors. The family includes four issued U.S. Patents (U.S. 9,527,857; U.S. 10,076,523; U.S. 10,434,104; and U.S. 10,925,878) and one pending US patent application. The ‘857 patent covers the use of lerociclib, to treat RB-positive breast cancer, colon cancer, ovarian cancer, NSCL cancer, prostate cancer, and glioblastoma, the ‘523 patent covers the use of lerociclib to treat Rb-positive breast cancer continuously for 28 days or more, and the ‘104 patent covers the use of lerociclib to treat Rb-positive breast cancer in combination with goserelin. The ‘978 patent is directed to the use of trilaciclib in combination with a chemotherapeutic agent to treat RB-positive tumors. Patents in this family have also issued in China, Hong Kong, Macau, and Japan, a patent application has been allowed in the EPO, and a patent application is pending in Canada. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of trilaciclib or lerociclib as an anti-neoplastic agent against certain hematological cancers. This family includes one issued U.S. Patent (10,709,711) and one pending US patent application. This patent filing is pending in Europe, allowed in Canada, and has issued in Japan and China. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

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

We own a patent family directed to certain compositions of trilaciclib. This family has issued in the United States (10,988,479) and has a pending PCT and United States application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2040, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of our CDK4/6 inhibitors in combination with the inhibitor of microtubule function eribulin for the treatment of cancers. This family is pending in the United States, Europe, and China. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the selection of patients for administration of trilaciclib based on tumor type, chemotherapeutic regimen, and immune factors. This family has a pending PCT application and has been filed in the United States, China, Taiwan, Japan, the EPO, and Argentina. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2040, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

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

We own three U.S. patent families directed to the use of our CDK4/6 inhibitors in particular clinical applications. The expected year of expiration for these patent families, where issued, valid, and enforceable, is between 2041 and 2042, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

Rintodestrant Patent Coverage

We have exclusively licensed from University of Illinois, or the University, two patent families that cover rintodestrant and related compounds and their pharmaceutical compositions and use as selective estrogen receptor down-regulators. Selected applications from these families are pending in ARIPO, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, United States, and South Africa. Four U.S. Patents (U.S. 10,118,910, U.S. 10,377,735, 10,807,964, and 11,072,595) have issued from this family. We have also received issued patents in Australia, Eurasia, Japan, Russia, Mexico and South Africa. The expected year of expiration for these patent families, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law. Under the Exclusive License Agreement with the University, we have the right to prosecute the licensed applications, subject to review by the University.

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

A number of our pending patent applications covering certain aspects of using trilaciclib, lerociclib, or rintodestrant have not yet issued. As with other biotechnology and pharmaceutical companies, our ability to obtain and maintain a proprietary position on our drug candidates and technologies will depend on our success in obtaining effective patent claims on these pending patents and enforcing those claims if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents.

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

Under the Simcere License, G1 and Simcere share all patent prosecution costs incurred in the Simcere Territory, except that we are solely responsible for costs associated with any adversarial patent prosecution proceeding in the Simcere Territory, including oppositions, reexaminations, invalidations, revocations, nullifications, or cancellation proceedings related to our licensed patent.

Under the Simcere License, we have the sole right in its sole discretion to bring and control any legal action to enforce our licensed patent families against any infringement action in the Simcere Territory, except in the case of infringement relating to i) a G1 patent containing a claim to the composition-of-matter of trilaciclib or ii) a G1 patent that contains claims covering only trilaciclib that arises as a result of making, using, offering to sell, selling or importing of trilaciclib by a third party, in which case we have the first right, but not the obligation, to bring and control any infringement action at our own expense, subject to the consideration of Simcere’s reasonable and timely comments. To the extent we decline to bring an action against an infringer under the above described conditions, Simcere has the right, but not the obligation, to bring an infringement action at its own expense.

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

Under the EQRx License, G1 and EQRx share all patent prosecution costs incurred in the EQRx Territory, except that we are solely responsible for costs associated with any adversarial patent prosecution proceeding in the EQRx Territory, including oppositions, reexaminations, invalidations, revocations, nullifications, interferences, or cancellation proceedings related to our licensed patent families by a third party. We have the sole right in our sole discretion to bring and control any legal action to enforce our licensed patent families against any infringement action in the EQRx Territory, except in the case of infringement relating to a G1 patent that contains claims covering only lerociclib that arises as a result of making, using, offering to sell, selling or importing of lerociclib by a third party, in which case we have the first right, but not the obligation, to bring and control any infringement action at our own expense, subject to the consideration of EQRX’s reasonable and timely comments. To the extent we decline to bring an action against an infringer under the above-described conditions, EQRx has the right, but not the obligation, to bring an infringement action at its own expense.

Exclusive license to Genor Biopharma Co. Inc. (“Genor”) for lerociclib

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

Under the Genor License, G1 and Genor share all patent prosecution costs incurred in the Genor Territory. We are solely responsible for costs associated with any adversarial patent prosecution proceeding in the Genor Territory, including oppositions, reexaminations, invalidations, revocations, nullifications, or cancellation proceedings related to our licensed patent families.

Under the Genor License, we have the sole right in our discretion to bring and control any legal action to enforce our licensed patent families against any infringement action in the Genor Territory, except in the case of i) a G1 patent containing a claim to the composition-of-matter of lerociclib or ii) a G1 patent that contains claims covering only lerociclib that arises as a result of making, using, offering to sell, selling or importing of lerociclib by a third party, in which case we have the first right, but not the obligation, to bring and control any infringement action at our own expense, subject to the consideration of Genor’s reasonable and timely comments. To the extent we decline to bring an action against an infringer under the above-described conditions, Genor has the right, but not the obligation, to bring an infringement action at its own expense.

Exclusive license to ARC Therapeutics

On May 22, 2020, we entered into a global license agreement with ARC Therapeutics, LLC for the development and commercialization of a CDK2 inhibitor for all human and veterinary uses. Pursuant to the ARC License, ARC is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely-owned patent families. In 2021, ARC returned three of the four licensed patent families. Under the ARC License, ARC received the exclusive right to prosecute these patent families in its sole discretion, and we have the right to review and comment on all material patent filings, and our review and comments will be considered by ARC in good faith.

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

Under the terms of the agreement we paid a one-time only, non-refundable upfront fee of $0.5 million, and we are required to pay the University low single-digit royalties on all net sales of products and a share of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us. We will also be required to pay the University milestone payments of up to an aggregate of $2.6 million related to the initiation and execution of clinical trials and first commercial sale of a product in multiple countries. Under the terms of the agreement, we control prosecution, and are required to consider the input of the University with regard to certain patent filings. We are also responsible for any future patent prosecution costs that may arise.

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

State laws protecting health and personal information are becoming increasingly stringent.  For example,  California has implemented the California Confidentiality of Medical Information Act that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and California has recently adopted the California Consumer Privacy Act of 2018 (the CCPA).  The CCPA mirrors a number of the key provisions of the EU General Data Protection Regulation (GDPR) described below.  The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.  Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the election on November 3, 2020, and certain provisions are effective as of January 1, 2022, with full effectiveness as of January 1, 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things the CPRA established a new regulatory authority, the California Privacy Protection Agency, with will be enacting new regulations and will have expanded enforcement authority.  Virginia and Colorado enacted similar data protection laws in 2021, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.

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

Human Capital

As of December 31, 2021, we had 148 full-time employees, including 58 in research and development and 90 in selling, general and administrative functions. Of these full-time employees, 33 had an MD, PhD or PharmD. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We expect headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialize COSELA. We consider our relations with our employees to be good.

Diversity and Inclusion

Diversity and inclusion are an important part of our culture. We seek to build a diverse and inclusive workplace where we can leverage our collective cognitive and other diversity. We conduct routine pay equity analysis to determine we have pay equity across gender and race in similar jobs, accounting for factors such as role, experience, education and level. We also have a Culture Committee comprised of employees across departments, who focus on employee engagement and other initiatives throughout the year.

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

Summary Risk Factors

Below is a summary of the principal risk factors in each risk category that could adversely affect our business, operations, and financial results.

Risks related to the commercialization of COSELA

•	We depend almost entirely on the commercial success of COSELA.
•	COSELA may fail to achieve the degree of market acceptance for commercial success.
•	We may not be able to effectively sell or market our COSELA, or generate substantial product revenues.
•	COSELA may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.
•	We face substantial competition.
•	We must comply with post-approval development and regulatory requirements to maintain FDA approval of COSELA.
•	Product liability lawsuits against us could cause us to incur substantial liabilities.
•	If we violate the guidelines pertaining to promotion and advertising we may be subject to disciplinary action.
•

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Risks related to development of COSELA:

•	If we are unable to successfully develop and commercialize COSELA, our business will be materially harmed.
•	Delays in the enrollment of patients in clinical trials, may delay or prevent our plans.
•	Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed.
•	We may incur additional costs or experience delays in completing the development and may ultimately be unable to obtain the approval COSELA in additional indications.

Risks related to our financial position and need for additional capital:

•	We may need additional funding.
•	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
•	Our limited operating history may make it difficult for you to evaluate the success of our business.

Risks related to marketing approval of COSELA:

•

If we are not able to obtain, or if there are delays in obtaining, the additional required marketing approvals, we will not be able to broadly commercialize COSELA, and our ability to generate revenue will be materially impaired.

•

COSELA may cause undesirable side effects that could delay or prevent its marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

COSELA is subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with COSELA.

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

Risks related to our dependence on third parties

•

We rely on, and expect to continue to rely on, third parties to conduct our clinical trials for COSELA. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize COSELA, and our business could be substantially harmed.

•

We contract with third parties for the manufacture of COSELA for preclinical studies and clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of COSELA or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•

We rely on, and expect to continue to rely on, third parties for the supply of COSELA.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to fulfill orders of COSELA and our business could be substantially harmed.

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

Risks related to the commercialization of COSELA

We depend almost entirely on the commercial success of COSELA. There is no assurance that our commercialization efforts in the U.S. with respect to COSELA will be successful or that we will be able to generate revenues at the levels or within the timing we expect or at the levels or within the timing necessary to support our goals.

To date, we have generated $11.1 million in revenues from the sale of COSELA. COSELA was approved by the FDA in February 2021 and was commercially available in the U.S. on March 2, 2021. There is no assurance that the sales of COSELA will grow on the timing we anticipate. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue.

Our business currently depends heavily on our ability to successfully commercialize COSELA in the U.S. to treat patients with ES-SCLC. We may never be able to successfully commercialize COSELA or meet our expectations with respect to revenues. We have never marketed, sold or distributed for commercial use any pharmaceutical product prior to COSELA. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in anticipation of the commercialization of COSELA in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with ES-SCLC. We may also encounter challenges related to reimbursement of COSELA, even as we have had positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering COSLEA. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize COSELA or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenue or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to COSELA.

Our COSELA commercialization efforts may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Our COSELA commercialization efforts may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If COSELA does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of COSELA and will depend on a number of factors, including:

•	the timing of our receipt of any additional marketing approvals;
•	the terms of any approvals and the countries in which approvals are obtained;
•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;
•	the prevalence and severity of any side effects associated with our products;
•	the additional indications for which our products are approved;
•	adverse publicity about our products or favorable publicity about competing products;
•	the approval of other products for the same indications as our products;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the success of our physician education programs;
•	the strength of our marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles; and
•	any restrictions on the use of our products together with other medications.

If COSELA fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operation and prospects.

If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market COSELA, we may not be able to effectively sell or market COSELA, if approved, or generate substantial product revenues.

To achieve commercial success for COSELA, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.

Factors that may inhibit our efforts to commercialize COSELA on our own include:

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

In addition, we may not be successful in entering into arrangements with third parties to market and distribute COSELA or may be unable to do so when needed or on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to market and distribute our products effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing COSELA to receive marketing approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing COSELA, either on our own or through collaborations with one or more third parties, our business, results of operations, financial condition and prospects will be materially adversely affected.

Even if we are able to commercialize COSELA, it may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for COSELA in a particular country, but then be subject to price regulations that delay our commercial launch, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of COSELA in that country. Adverse pricing limitations may hinder our ability to recoup our investment in COSELA, even if marketing approval is obtained.

Our ability to commercialize COSELA successfully also will depend in part on the extent to which coverage and reimbursement for COSELA and related treatments will be available from government authorities, private health insurers and other organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs are generally covered and paid for in the United States, but have not been approved for reimbursement in certain European countries. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We cannot be sure that coverage will be available for COSELA and, if coverage is available, the level of payments. Reimbursement may impact the demand for, or the price of, COSELA. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize COSELA.

In addition to CMS and private payors, professional organizations such as the National Comprehensive Cancer Network and the American Society of Clinical Oncology can influence decisions about reimbursement for medicines by determining standards of care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

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

If market opportunities for COSELA are smaller than we estimate or if any FDA approval that we receive for additional indications for COSELA are based on a narrower definition of the patient population, our revenues may be substantially lower than we estimate.

We are focused on the development and commercialization of COSELA, the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy. We have estimated the number of people who have cancer or will develop cancer and have estimated those who could benefit from COSELA. However, our estimates, which have been developed from a number of sources, may ultimately be inaccurate. Our estimates may change because of novel studies, the number of potential patients may be fewer than contemplated, the additional indications for COSELA approved by FDA may be based on a narrower definition of the patient population than we have estimated, patients may not be receptive to treatment with COSELA, patients may select our competitors’ products instead of ours, or it may be more difficult to identify the potential patient population than anticipated, all of which could cause the market opportunities for COSELA to be more limited than we predicted and adversely impact our business and profitability.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to COSELA from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing COSELA. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. COSELA competes with (a) existing growth factor support treatments, and (b)  multiple approved drugs or drugs that may be approved in the future for indications for which we may develop COSELA.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our marketing approval. Some of the important competitive factors affecting the success of all COSELA are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

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

Because COSELA received approval by the FDA, we must still comply with post-approval development and regulatory requirements to maintain that approval and, if we fail to do so, FDA could withdraw its approval of COSELA, which would lead to substantially lower revenues.

For drugs granted approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. As a condition of the accelerated approval of COSELA, we are required to (i) conduct a study in a sufficient number of adult patients with extensive stage-small cell lung cancer undergoing chemotherapy to evaluate the impact of COSELA on disease progression or survival in patients with chemotherapy-induced myelosuppression treated with a platinum/etoposide-containing regimen or topotecan-containing regimen with at least 2 years of follow-up (ii) conduct an in vitro metabolism study and CYP phenotyping study at clinically relevant concentrations to appropriately determine major metabolic pathway for COSELA. Characterize the formation of the major circulating metabolite of trilaciclib, M8, using the purified M8 compound with a validated bioanalytical method), (iii) conduct an in vitro Drug-Drug Interaction (DDI) study to evaluate the major circulating metabolite of COSELA, M8, as an inhibitor for major

CYP enzymes and drug transporters, and (iv) conduct a clinical trial to evaluate the effect of hepatic impairment on the pharmacokinetics and safety of COSELA.

The FDA may withdraw approval of COSELA if, for example, the trial required to verify the predicted clinical benefit fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with COSELA. The FDA may also withdraw approval if other evidence demonstrates that COSELA is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of COSELA with due diligence or we disseminate false or misleading promotional materials relating thereto.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the evaluation of COSELA in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that COSELA caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for COSELA or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to successfully commercialize any products that we may develop.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we or any of our current or future partners violate the guidelines pertaining to promotion and advertising of COSELA, we or they may be subject to disciplinary action by the FDA's Office of Prescription Drug Promotion (OPDP) or other regulatory authorities.

The FDA’s Office of Prescription Drug Promotion (OPDP), is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements, and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug’s effectiveness and the risks associated with its use. Most warning letters from OPDP cite inadequate disclosure of risk information.

OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: untitled letters and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our current or future partners may inadvertently violate OPDP’s guidelines in the future and be subject to an OPDP untitled letter or warning letter, which may have a negative impact on our business.

Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

As we are commercializing COSELA, we are subject to additional healthcare statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of COSELA. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of COSELA to other available therapies. If reimbursement of COSELA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Risks related to development of COSELA

If we are unable to successfully commercialize additional indications for COSELA or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources identifying and developing our COSELA. Our ability to generate product revenues will depend on the successful development and commercialization of COSELA. COSELA will require additional development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, commercialization activities, substantial investment and significant marketing efforts.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	build and maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•	gain acceptance for COSELA by patients, the medical community and third-party payors;
•	compete effectively with other therapies;
•	execute development activities for COSLEA, including successful enrollment in and completion of clinical trials;
•	obtain required marketing approvals for the development and commercialization of additional indications for COSELA;
•	obtain and maintain patent and trade secret protection and regulatory exclusivity for COSELA and ensure that we do not infringe the valid patent rights of third parties;
•	protect, leverage and expand our intellectual property portfolio;
•	establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical and commercial manufacturing;
•	obtain and maintain healthcare coverage and adequate reimbursement;
•	maintain a continued acceptable safety profile for COSELA ;
•	develop and maintain any strategic relationships;
•	enforce and defend intellectual property rights and claims; and
•	manage our spending as costs and expenses increase due to preclinical development, clinical trials, marketing approvals and commercialization.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize COSELA, which would materially harm our business.

If we experience delays or difficulties in the enrollment of patients in clinical trials, development of COSELA may be delayed or prevented, which would have a material adverse effect on our business.

Identifying and qualifying patients to participate in clinical trials for COSELA is critical to our success. In particular, because we are initially focused on patients with diseases with genetically defined tumors, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We may not be able to initiate or continue clinical trials for COSELA if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment may be affected by many factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the clinical trial in question;
•	the perceived risks and benefits of COSELA under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the availability of competing therapies and clinical trials; and
•	the proximity and availability of clinical trial sites for prospective patients.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical trials may be delayed or terminated. Any delays in completing our clinical trials will increase our costs, delay or prevent development of COSELA and the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

We are currently evaluating COSELA in clinical trials. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of COSELA. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

We may not be able to identify additional therapeutic indications for COSELA or to expand our portfolio of product candidates.

We are conducting a number of clinical trials to identify new therapeutic indications for COSELA and to expand our portfolio of product candidates. However, we may be unsuccessful in developing additional therapeutic indications for COSELA. For example, our initial research in colorectal cancer, breast cancer, and bladder cancer may have shown potential for therapeutic opportunities yet our clinical trials in these possible additional therapeutic indications may ultimately fail. Moreover, such clinical trials require the use of significant financial, human, and technical resources. Even if we are able to identify new opportunities, COSELA will not be commercially available in these indications for a number of years due to extensive clinical testing requirements and regulatory approvals. Additionally, we may focus our limited efforts and resources on a new therapeutic indication that is ultimately unsuccessful. Therefore, we cannot guarantee that we will ever be able to identify and develop additional therapeutic indications for COSELA or expand our portfolio of product candidates, which could adversely impact our future growth and prospects.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and may experience delays in obtaining, or ultimately be unable to obtain, the approval of COSELA in additional indications.

The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of COSELA, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of COSELA in humans. Clinical trials are expensive, difficult to design and implement and can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of COSELA may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval in additional indications or commercialize COSELA. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

•	clinical trials of COSELA may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•

the number of patients required for clinical trials of COESLA may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

•	the supply or quality of COSELA or other materials necessary to conduct clinical trials may be insufficient;
•	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial; or
•	there may be changes in governmental regulations or administrative actions.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for COSELA in additional indications. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

If we are required to conduct additional clinical trials or other studies of COSELA beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of COSELA or other studies, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for COSELA in additional indications;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•

obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;

•	be subject to additional post-marketing restrictions and/or requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in preclinical and clinical development or receiving the requisite marketing approvals. We do not know whether any of our preclinical studies or clinical trials will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize COSELA or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize COSELA and may harm our business and results of operations.

Our development of COSELA, a CDK4/6 inhibitor to decrease the incidence of chemotherapy-induced myelosuppression, is novel, unproven and rapidly evolving.

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

Risks related to our financial position and need for additional capital

We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

The development of pharmaceutical drugs is a capital-intensive venture. We expect our expenses to continue to increase along with our ongoing activities, particularly as we support commercial activities and conduct larger-scale clinical trials of, and seek marketing approval for, COSELA in additional indications. For example, we expect to incur significant COSELA commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for COSELA or otherwise expand more rapidly than we presently anticipate. Furthermore, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical programs, development efforts or any future commercialization efforts.

As of December 31, 2021, we had $221.2 million in cash and cash equivalents. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations for greater than 12 months from the date of filing this Annual Report. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing commercialization expenses, research and development, and other corporate activities. Because the length of time and activities associated with successful commercialization and research and development of COSELA is highly uncertain, we are unable to estimate the actual funds we will require for commercialization and development of COSELA. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:

•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution of COSELA for which we receive marketing approval;
•	the scope, progress, results and costs of development, laboratory testing and clinical trials for COSELA;
•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of COSELA;
•	the extent to which we enter into non-exclusive, jointly funded clinical research collaboration arrangements, if any, for the development of COSELA in combination with other companies’ products;
•	our ability to establish collaboration arrangements for the development of COSELA on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we may enter, if any;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies, and the terms of such in-licenses;
•	revenue received from commercial sales of COSELA and any future product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize COSELA and future product candidates. Volatility in the financial markets have generally made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline.

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

We have incurred significant operating losses since our inception. We incurred net losses of $148.4 million for the year ended December 31, 2021, $99.3 million for the year ended December 31, 2020, and $122.4 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $584.5 million. It may be several years, if ever, before we become profitable. To date, we have financed our operations through sales of our preferred and common stock, license agreements and debt. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:

•	continue development of trilaciclib, including initiation of additional clinical trials
•	identify and develop new product candidates;
•	seek additional marketing approvals for trilaciclib upon successful completion of clinical trials;
•	grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•	achieve market acceptance of our product candidates in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
•	identify and develop new product candidates;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

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

To become and remain profitable, we must develop and commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including the following:

•	completing clinical trials of COSELA that meet their clinical endpoints;
•	manufacturing, marketing and selling those products for which we may obtain marketing approval; and
•	achieving market acceptance of COSELA in the medical community and with third-party payors.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or COSELA.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity financings, debt financings, collaborations, strategic alliances and licensing arrangements. The sale of additional equity or convertible debt securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, limitations on declaring dividends and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties, and we could be required to do so at an earlier stage than otherwise would be desirable. In connection with any such collaborations, strategic alliances or licensing arrangements, we may be required to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product , grant rights to develop and market product that we would otherwise prefer to develop and market ourselves, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential products, undertaking preclinical studies, and conducting clinical trials of trilaciclib. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities and continuing to develop products. We may not be successful in such a transition.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

We have entered into a Second Amendment to the Loan and Security Agreement with Hercules Capital, Inc. for up to $150.0 million of debt under a term loan. The maturity date of the Hercules Loan Agreement is November 1, 2026.  As of December 31, 2021, the Company has borrowed $75.0 million under the Hercules Loan Agreement. The Company’s obligations under the Hercules Loan Agreement are secured by a blanket lien on substantially all of the Company’s assets, including a security interest in the intellectual property.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited, and changes in tax laws could adversely impact our business and financial position.

The Internal Revenue Service or other tax authority may review and adjust our net operating loss and tax credit carryforwards pursuant to the Internal Revenue Code of 1986 (the “Code”). In the event of an “ownership change” under Section 382 of the Code (“Section 382”), we may be subject to annual limitations on our ability to utilize net operating loss and tax credit carryforwards. An ownership change constitutes a change in the ownership interest of significant shareholders in excess of 50 percent on a cumulative basis over a three-year period. In April 2019, the Company completed an evaluation study as to whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million on federal net operating loss carryforwards, $1.2 million on state net operating loss carryforwards, and $0.1 million on R&D tax credit carryforwards. The carryforward amounts reported above have already been reduced for these limitations. The Company continues to maintain a valuation allowance on the remaining NOLs as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred. As of December 31, 2021, our federal and state net operating loss carryforwards amounted to $510.0 million and $332.7 million, respectively. Other changes in the ownership of our stock may have caused an ownership change in the past or could cause one in the future. Additional ownership changes under Section 382 could further limit our ability to reduce future tax liabilities by utilizing our net operating loss carryforwards.

In addition, our capacity to utilize our net operating loss carryforwards and other tax attributes could be limited due to statutory and regulatory changes. For example, among other things, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) comprehensively changed U.S. federal tax rates, permitted capital expenditures to be expensed, and restricted tax deductions for net interest expense and net operating losses. The CARES Act of 2020 was enacted to restore the ailing U.S. economy during the COVID-19 pandemic. Among other things, the CARES Act temporarily eased the TCJA’s restrictions on net interest expense tax deductions and altered the payroll tax scheme. Congress may enact additional tax legislation, and we cannot predict how future amendments in tax laws and regulations will impact our business and financial position.

Risks related to marketing approval of COSELA for additional indications

If we are not able to obtain, or if there are delays in obtaining, additional required marketing approvals for COSELA, we will not be able to commercialize it in other indications, and our ability to generate revenue will be materially impaired.

COSELA and the activities associated with its development and commercialization, including  design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping. Before we can commercialize COSELA in additional indications, it must be approved by the FDA pursuant to a new drug application, or NDA, in the United States, by the European Medicines Agency, or EMA, pursuant to a marketing authorization application, or MAA, in the European Union, and by similar regulatory authorities outside the United States prior to commercialization.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for COSELA in additional indications will prevent us from commercializing it in those indications. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we expect to rely on third-party contract research organizations, or CROs, to assist us in this process. Obtaining marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish product safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing facilities by the regulatory authorities. COSELA may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. COSLEA may be delayed in receiving, or fail to receive, marketing approval in additional indications for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that COSELA is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that COSELA’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the data collected from clinical trials of COSELA may not be sufficient to support the submission of an NDA or other submission to obtain marketing approval in the United States or elsewhere;
•	third-party manufacturers or our clinical or commercial product may be unable to meet the FDA’s cGMP requirements or similar requirements of foreign regulatory authorities; and
•	the approval requirements or policies of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, even if we were to obtain approval for additional indications, regulatory authorities, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a label that does not include the labeling claims necessary or desirable for the successful commercialization of COSELA. Any of the foregoing scenarios could materially harm the commercial prospects of COSELA.

If we experience delays in obtaining approval or if we fail to obtain approval of COSELA in additional indications, the commercial prospects for COSELA may be harmed and our ability to generate revenues will be materially impaired.

Our product may cause undesirable side effects that could delay or prevent its marketing approval for additional indications, limit its commercial profile, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials for any additional indiciations and could result in more restrictive labels or the delay or denial of marketing approval by the FDA or other regulatory authorities of our product in additional indications. Results of our ongoing clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects we may observe when trilaciclib is administered in the other tumor types and treatment combinations. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product for any or all additional indications. In addition to this, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of trilaciclib may only be uncovered with a significantly larger number of patients exposed to the product. If our product receives marketing approval in additional indications and we or others identify undesirable side effects caused by such product (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such product;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way such product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•

regulatory authorities may require a Risk Evaluation and Mitigation Strategy plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to remove the product from the marketplace after it is approved;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of COSELA in ES-SCLC and could substantially increase the costs of gaining marketing approval for COSELA in additional indications and significantly impact our ability to successfully commercialize COSELA and generate revenues in other tumor types and treatment combinations.

COSELA will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when approved.

Commercialization activities for COSELA, such as the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing preclinical studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products, and if we promote COSELA or any other of our products beyond their approved indications, we may be subject to enforcement actions or prosecution arising from that off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of COSELA. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize COSELA and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of COSELA, restrict or regulate post-approval activities and affect our ability to profitably sell COSELA.

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

Among the provisions of the ACA of importance to COSELA are the following:

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

The FDA and other government agencies could prevent the timely development and commercialization of COSELA due to concerns about the quality of that data from clinical trials performed in China.

Numerous factors, including regulatory and policy changes, could impact the likelihood and timing of obtaining FDA approval of additional indications for COSELA. The FDA has recently expressed reservations regarding the quality of data from clinical trials conducted in China for the development of cancer treatments. In August 2020, we entered into a license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd. (“Simcere”), for the development and commercialization of COSELA in Greater China.  In addition, we have collaborated with Simcere in China to help us develop additional indications for COSELA. We are dependent on Simcere’s ability to comply with applicable foreign and U.S. regulatory requirements. The FDA may be hesitant to approve drugs that include data from clinical trials performed in China. This may require us to modify our current clinical trials to exclude the data from China or perform additional clinical trials without Simcere’s assistance, which could be expensive and time-consuming. A delay in obtaining the required regulatory approvals could in turn lead to delays in the development of additional indications for COSELA, which could adversely affect us financially.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product in foreign markets. In order to market and sell our product in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and economic areas and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by FDA. Additionally, a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product will be harmed.

We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we obtain approval of our product candidates and ultimately commercialize our product in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced or no protection on pharmaceutical products or their use in some foreign countries;
•	the unwillingness of courts in some foreign jurisdictions to enforce patents even when valid and infringed in that country;
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

Foreign sales of COSELA could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Risks related to employee matters, managing growth and other risks related to our business

We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical development company, and, as of December 31, 2021, had 148 employees, which includes seven executive officers. We are highly dependent on the commercialization, research and development, clinical, and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in Wuhan, China and in March 2020, in an effort to halt the outbreak of COVID-19, the United States, along with many other countries, placed significant restrictions on travel and many businesses have announced extended closures which could adversely impact our operations. The COVID-19 pandemic has continued to evolve, with new variants (such as the Omicron variant) emerging and spreading more easily and quickly than other variants.  As such, the duration and the geographic impact of the business disruption and related financial impact resulting from the COVID-19 pandemic cannot be reasonably estimated at this time and our business could be adversely impacted by the effects of the COVID-19 pandemic.

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

The COVID-19 pandemic also presents a number of challenges for our commercial business, including, among others, the impact due to continued travel limitations and government-mandated work-from-home or shelter-in-place orders, potential decreased product demand due to reduced numbers of in-person meetings with prescribers and patient visits with physicians, possible delay in cancer treatments with chemotherapy as well as increased unemployment resulting in lower new prescriptions.

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

The full extent to which COVID-19 impacts our business will depend on future developments, including, but not limited to, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 and any variants thereof,  or to otherwise limit their impact.

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

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

To manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product. If our management is unable to effectively manage our expected expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future expansion of our company.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from cyber-attack, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Furthermore, we have little or no control over the security measures and computer systems of our third-party CROs and other contractors and consultants. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for COSELA could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our COSELA could be delayed.

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

We may fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on a specific product. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Risks related to our dependence on third parties

We rely on, and expect to continue to rely on, third parties to conduct our clinical trials for COSELA. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to commercialize our product or obtain marketing approval for additional indications, and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for COSELA. We expect to rely heavily on these parties for performance of clinical trials for our product. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

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

In addition, our clinical trials must be conducted with product produced under cGMPs. Our failure or the failure of our investigators or CROs to comply with these requirements may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of such completed clinical trials involving our product for which we receive marketing approval on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for COSELA, CROs will administer all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed;
•	make errors in the design, management or retention of our data or data systems; and/or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our product may be delayed, we may not be able to obtain marketing approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval in additional indications or successfully commercialize COSELA. As a result, we believe that our financial results and the commercial prospects for COSELA in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of COSELA for preclinical studies, clinical trials, and commercial supply. This reliance on third parties increases the risk that we will not have sufficient quantities of COSELA or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of COSELA for preclinical studies, clinical trials, and commercial supply of COSELA. This reliance on third parties increases the risk that we will not have sufficient quantities of our product or drugs or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used to manufacture COSELA (drug substance and drug product) must be approved by the FDA (and comparable foreign regulatory authority depending on where marketing authorizations are filed) before marketing authorizations are approved.  Often, but not always, these inspections are triggered by marketing authorization submissions. We are completely dependent on our contract manufacturers for compliance with current Good Manufacturing Practices (cGMPs) in connection with the manufacture of our product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and to the regulatory requirements of the FDA or comparable foreign regulatory authority, then we will not be able to use the products produced at their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authority finds that these facilities do not comply with cGMP, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market COSELA. Further, our failure, or the failure of our third party manufacturers, to comply with these or other applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product or drugs, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of COSELA.

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

COSELA may compete with other product candidates and approved drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval, or commercialization efforts. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product, we may incur added costs and delays in identifying and qualifying any such replacements.

Our current and anticipated future dependence upon others for the manufacture of our product or drugs may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

The third parties upon which we rely for the supply of the drug substance, and drug products are our sole sources of supply and have limited capacity, and the loss of any of these suppliers could harm our business.

Some drug substances and drug products for our product are supplied to us from single source suppliers with limited capacity. Our ability to successfully develop our product, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substances and drug products in accordance with cGMP requirements and in sufficient quantities for clinical trials and commercialization.   It is possible that our suppliers of drug substance or drug product which are not dual-sourced could, for any reason, cease their operations.

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

For our product, we intend to identify and qualify additional manufacturers to provide drug substances and drug products. Establishing additional or replacement suppliers for drug substances and drug products for our product, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified, or we may have to perform comparative studies comparing the drug product from a new manufacturer to the product used in any completed clinical trials. All of this may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of drug substance and drug product for our product, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit, or prevent our development efforts, which could harm our business, results of operations, financial condition, and prospects.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of COSELA in sufficient quality and quantity, which would delay or prevent us from developing and commercializing COSELA.

In order to conduct large-scale clinical trials of COSELA, or successfully commercialize COSELA, we will need to manufacture them in large quantities. We, or any of our manufacturing partners, may be unable to successfully increase the manufacturing capacity of COSELA in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture COSELA in sufficient quality and quantity, the development, testing, and clinical trials of the product may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We have entered into license agreements for lerociclib, a license agreement for the development of COSELA in greater China, and intend to continue to use third-party collaborators to help us develop and commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

Our drug development programs and the potential commercialization of COSELA will require substantial additional cash to fund expenses. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of COSELA or lerociclib.

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

In our third-party collaborations, we are dependent upon the success of the collaborators to perform their responsibilities with continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative therapies in preference to those being developed in collaboration with us. Development and commercialization will be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could also impair our reputation or result in development delays, decreased revenues, and litigation expenses.

We face significant competition in seeking additional appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product, the costs and complexities of manufacturing and delivering such product to patients, the potential of competing drugs and market conditions generally. The proposed collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product. The terms of any collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under existing collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop COSELA or bring it to market and generate drug revenue.

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

Lastly, disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing a product and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

Our success depends in large part on our ability to obtain and maintain patents in the United States and other countries that adequately protect our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and in foreign countries that cover COSELA, lerociclib and rintodestrant and their uses, pharmaceutical formulations and dosages, and processes for the manufacture of them. Our patent portfolio currently includes both patents and patent applications.

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

During patent prosecution in the United States and in most foreign countries, a third party can submit prior art or arguments to the reviewing patent office to attempt to prevent the issuance of a competitor’s patent. For example, our pending patent applications may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO or an Observation in Europe. Such submission may convince the receiving patent office not to issue the patent. In addition, if the breadth or strength of protection provided by our patents and patent applications is reduced by such third-party submission, it could affect the value of our resulting patent or dissuade companies from collaborating with us to license, develop or commercialize current or future products.

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

We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights covering our products and technology, including inter parties review proceedings before the U.S. PTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, we are aware that many companies, universities and institutions, including competitors, have filed patent applications and received issued patents in our general areas of CDK 4/6 inhibitors and SERD compounds and their uses in methods of treatment and combinations with other drugs as well as their processes of manufacture. If we are found to infringe a third party’s intellectual property rights, we could be required to litigate the validity or enforceability of the third-party asserted patent, which may be expensive, time-consuming and distracting to the company, and which litigation we may lose. We may, instead of litigating, seek to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing COSELA or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Filing, prosecuting and defending patents on COSELA, lerociclib and rintodestrant in all countries throughout the world would be prohibitively expensive, and therefore we only file for patent protection in selected countries. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, Europe, India, China and certain other countries do not allow patents for methods of treating the human body. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions that do not favor patent protection on drugs. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and, further, may export otherwise infringing drugs to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These drugs may compete with COSELA, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in the major markets for COSELA, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market it. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants, however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of preclinical and clinical trials;
•	results of clinical trials of our competitors’ products;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us, our insiders or our other stockholders;
•	speculation in the press or investment community;
•	announcement or expectation of additional financing efforts;
•	changes in accounting principles;
•	changes in the structure of healthcare payment systems;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	changes in market conditions for pharmaceutical and biopharmaceutical stocks;
•	changes in general market, industry and economic conditions; and
•	the other factors described in this “Risk Factors” section.

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

Holders

As of February 18, 2022, there were approximately 9 stockholders of record of our common stock.  Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

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

Comparison of Cumulative Total Return

Among G1 Therapeutics, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from May 17, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fiscal year 2021.

Item 6. Selected Financial Data.

You should read the following selected financial data together with the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and accompanying notes included in this Annual Report. We have derived the statement of operations data for the years ended December 31, 2021, 2020 and 2019 and the balance sheet data as of and December 31, 2021 and 2020 from our audited financial statements included elsewhere in this Annual Report. The statement of operations data for the year ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2019, 2018 and 2017 is derived from audited financial statements that are not included in this Annual Report.  Our historical results are not necessarily indicative of results that should be expected in the future.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands except share and per share amounts)
Statements of Operations Data:
Revenues:
Product sales, net	$11,120	$—	$—	$—	$—
License revenue	20,356	45,285	—	—	—
Total revenues	31,476	45,285	—	—	—
Operating expenses:
Cost of goods sold	2,016	—	—	—	—
Research and development	76,225	73,271	89,002	70,683	53,881
Selling, general and administrative	95,692	68,490	40,039	18,603	7,087
Total operating expenses	173,933	141,761	129,041	89,286	60,968
Loss from operations	(142,457)	(96,476)	(129,041)	(89,286)	(60,968)
Other income (expense):
Interest income	43	952	6,579	3,998	891
Interest expense	(4,667)	(1,778)	—	—	—
Other income (expense)	(346)	(542)	15	—	(3)
Change in fair value of warrant liability	—	—	—	—	(41)
Total other income (expense), net	(4,970)	(1,368)	6,594	3,998	847
Loss before income taxes	(147,427)	(97,844)	(122,447)	(85,288)	(60,121)
Income tax expense	925	1,410	—	—	—
Net loss	(148,352)	(99,254)	(122,447)	(85,288)	(60,121)
Accretion of redeemable convertible preferred stock(1)	—	—	—	—	(4,757)
Net loss attributable to common shareholders	$(148,352)	$(99,254)	$(122,447)	$(85,288)	$(64,878)
Basic and diluted net loss per share(2)	$(3.54)	$(2.62)	$(3.27)	$(2.56)	$(3.57)
Weighted average shares outstanding, basic and diluted(2)	41,943,417	37,878,026	37,499,256	33,316,719	18,197,970

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$221,186	$207,306	$269,208	$369,290	$103,812
Working capital(3)	215,952	192,949	251,234	357,771	92,957
Total assets	254,094	228,552	284,831	371,270	105,171
Total stockholders' equity/(deficit)	143,541	177,351	255,527	358,820	93,388

(1)	Subsequent to our initial public offering in May 2017, our redeemable convertible preferred stock was converted to common stock and no further accretion has been recorded.
(2)	See Note 12 to our financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share applicable to common stockholders.
(3)	We define working capital as current assets less current liabilities.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the FDA, COSELA™ (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy and is the first innovation in managing myeloprotection in decades.

We shall use “COSELA” when referring to our FDA approved drug and “trilaciclib” when referring to our development of COSELA for additional indications.

COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive-stage small cell lung cancer.

COSELA is an injection for intravenous (IV) use given within 4 hours before chemotherapy.

Commercial Product

On February 12, 2021, COSELA (trilaciclib) for injection was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including targeted chemotherapy medicines called antibody-drug conjugates (ADCs).

In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. In December 2021, G1 and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, the Company announced that it would hire and deploy a total of 34 oncology sales representatives to allow G1 to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained, and deployed.

Product Pipeline

Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression.

We are executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We currently have five on-going clinical trials: a pivotal trial in 1L colorectal cancer (“CRC”), a pivotal trial in 1L mTNBC, a Phase 2 1L bladder cancer trial with chemotherapy and a checkpoint inhibitor, a Phase 2 trial designed to evaluate the antitumor efficacy and myeloprotective benefit of trilaciclib administered prior to an antibody-drug conjugate (“ADC”), and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits in both multi-lineage myeloprotection and anti-tumor efficacy. In addition, the MOA and ADC trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. The Company is also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. G1’s clinical approach to designing our clinical program includes monitoring the evolution of future standards of care and develop trilaciclib with these in mind, allowing us to conduct or support trials that will generate important data to maximize future usage in a variety of future settings.

Trilaciclib Product Pipeline
Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational trial (enrolling)	1Q 2023	Primary: myeloprotection Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational trial (enrolling)	2H 2023	Primary: OS Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.  *=initial results for Phase 2 trials expected in 4Q 2022

Lerociclib

Lerociclib is a differentiated oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, we entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments, along with sales-based royalties, and the opportunity for up to $330.0 million in potential milestone payments. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

Rintodestrant

Rintodestrant is a clinical-stage oral SERD, for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. We are in the process of evaluating partnering options for rintodestrant.

CDK2 Inhibitor

In 2020, we entered into a global license agreement with ARC Therapeutics, LLC for the development and commercialization of an internally discovered CDK2 inhibitor for all human and veterinary uses. ARC is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely owned patent families.

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. Although we have not had any significant supply chain delays or shortages as a result of the COVID-19 pandemic to date, we have experienced delays in the delivery of our investigational product to certain investigative sites due to shortages of ancillary materials and the delay of governmental inspections.  To date, we are on track to meet all of our previously announced clinical milestones. If the COVID-19 pandemic continues or increases in severity, we could experience disruptions to our clinical development timelines. If we experience delays in patient enrollment, we could incur increased clinical program expense if it is deemed necessary or advisable to improve patient recruitment by opening additional clinical sites. COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders, may reduce the number of in-person meetings with prescribers and fewer patient visits with physicians, potentially resulting in fewer new prescriptions.

We established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations.  The COVID-19 response team manages our workplace protocols that govern our employees’ use of our office. To mitigate the impact of COVID-19 on our business, we put in place the following safety measures for our employees, patients, healthcare professionals, and suppliers to limit exposure: we substantially restricted travel, supplied personal protective equipment to employees, limited access to our headquarters and asked most of our staff to work remotely. As of December 31, 2021, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021.We recorded $11.1 million of net product sales from COSELA and $20.4 million of license revenue for the year ended December 31, 2021, and $45.3 million of license revenue for the year ended December 31, 2020. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of December 31, 2021, we had cash and cash equivalents of $221.2 million. Since inception, we have incurred net losses. Our net losses were $148.4 million, $99.3 million and $122.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $584.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect our research and development, commercial activities, and selling, general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

•	continue development of trilaciclib, including initiation of additional clinical trials
•	identify and develop new product candidates;
•	seek additional marketing approvals for trilaciclib upon successful completion of clinical trials;
•	grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•	achieve market acceptance of our products in the medical community and with third-party payors;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our products or in-license other products and technologies;
•	identify and develop new product candidates;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

Components of our Results of Operations

Revenues

On February 12, 2021, COSELA was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues were derived solely from our license agreements.

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. This was recognized as revenue once the transfer of the license and related technology and know-how was completed in the fourth quarter of 2020. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. During the twelve months ended December 31, 2021, three development milestones totaling $8.0 million (less applicable withholding taxes of $0.8 million) were received and recognized as revenue.

We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the United States, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. During the twelve months ended December 31, 2021, one development milestone totaling $3.0 million was received and recognized as revenue.

We entered into an exclusive license agreement with ARC Therapeutics, LLC (“ARC”) in May 2020.  We granted ARC an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in ARC with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. We are entitled to receive additional milestone payments and sales-based royalties, and has right of first negotiation to re-acquire these assets.

Operating expenses

We classify our operating expenses into three categories: cost of goods sold, research and development and selling, general and administrative expenses. Personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources.

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

Research and development costs are expensed as incurred. Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including bonuses, benefits and any stock-based compensation, for our scientific personnel performing or managing out-sourced research and development activities;

•	costs incurred under agreements with contract research organizations and investigative sites that conduct preclinical studies and clinical trials;
•	costs related to manufacturing pharmaceutical active ingredients and drug products for preclinical studies and clinical trials;
•	costs related to upfront and milestone payments under in-licensing agreements;
•	fees paid to consultants and other third parties who support our product development;
•	allocated facility-related costs and overhead.

The successful development of our products are highly uncertain. Products in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect research and development costs to increase as we conduct later stage clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of products will depend on a variety of factors including:

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. In 2021, we had two clinical-stage products, trilaciclib and rintodestrant.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, pre-commercialization costs, expenses associated with obtaining and maintaining patents and costs of our information systems. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and commercialization of COSELA.

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

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 and 2020 related to the foreign withholding taxes incurred as a result of the Simcere license agreement.

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

License Revenue

Licenses of Intellectual Property

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. We evaluates each milestone to determine when and how much of the milestone to include in the transaction price. We first estimates the amount of the milestone payment that we could receive using either the expected value or the most likely amount approach. We primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, we considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). We update the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Product Sales, Net

We sell COSELA to specialty distributors in the U.S. and, in accordance with ASC 606, recognizes revenue at the point in time when the customer is deemed to have obtained control of the product. The customer is deemed to have obtained control of the product at the time of physical receipt of the product at the customers’ distribution facilities, or Free on Board (“FOB”) destination, the terms of which are designated in the contract.

Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Liabilities related to co-pay assistance, rebates, and GPO fees are classified as “Accrued Expenses” in the Condensed Balance Sheets. Discounts such as chargebacks, returns, and specialty distributor fees are recorded as a reduction to trade accounts receivable, which is included in “Accounts Receivable” in the Condensed Balance Sheets.

Forms of Variable Consideration

Rebates and Chargebacks: We estimate reductions to product sales for Public Health Service Institutions, such as Medicaid, Medicare and Veterans Administration (“VA”) programs, as well as certain other qualifying federal and state government programs, and other group purchasing organizations. We estimate these reductions based upon our contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix. These organizations purchase directly from our specialty distributors at a discount and the specialty distributors charge us back the difference between the wholesaler price and the discounted price. Our liability for Medicaid rebates consists of estimates for claims that a state will make. We reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

Co-pay assistance: Eligible patients who have commercial insurance may receive assistance from us to reduce the patient’s out of pocket costs. Liabilities for co-pay assistance are calculated by actual program participation from third-party administrators.

Distribution Fees: We have written contracts with its customers that include terms for distribution fees and costs for inventory management. We estimate and record distribution fees due to its customers based on gross sales.

Product Returns: We generally offers a right of return based on the product’s expiration date and certain spoilage and damaged instances. We estimate the amount of product sales that may be returned and record the estimate as a reduction of product sales in the period the related product sales are recognized. Our estimates for expected returns are based primarily on an ongoing analysis of sales information and visibility into the inventory remaining in the distribution channel.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of COSELA, including third-party manufacturing costs, packaging services, freight-in, third-party logistics costs associated with COSELA, and our personnel costs. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges. In connection with the FDA approval of COSELA on February 12, 2021, we subsequently began capitalizing inventory manufactured or purchased after this date. As a result, certain manufacturing costs associated with product shipments of COSELA were expensed prior to FDA approval and, therefore, are not included in cost of goods sold during the current period.

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

We recorded non-cash stock-based compensation expense of $22.3 million, $18.8 million and $16.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

See “Note 10 – Stock-Based Compensation” to the accompanying audited financial statements included in Item 15 of this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2021, 2020 and 2019.

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

At December 31, 2021, we have federal net operating loss carryforwards (“NOLs”) of approximately $510.0 million, which are available to offset future taxable income. Of the $510.0 million available, $95.4 million will begin to expire in 2029. The remaining $414.6 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. Our NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, we had state net operating loss carryforwards totaling approximately $332.7 million, which are available to offset future state taxable income. The state net operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at zero benefit, as discussed in the income tax footnote. State net operating losses begin to expire in 2024. Because we had incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2021, we also had federal research and development (R&D) credit carryforwards of approximately $17.0 million available to offset future income tax which begin to expire in 2035.

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

In April 2019, we completed an evaluation study as to whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million on federal net operating loss carryforwards, $1.2 million on state net operating loss carryforwards, and $0.1 million on R&D tax credit carryforwards. The carryforward amounts reported above have already been reduced for these limitations. We continue to maintain a valuation allowance on the remaining NOLs and tax credits as we believe that it is more likely than not that all of the deferred tax asset associated with them will not be realized regardless of whether an “ownership change” has occurred.

Results of operations

Comparison of the year ended December 31, 2021 and December 31, 2020

	Year Ended December 31,		Change
	2021	2020	$
	(in thousands)
Revenues:
Product sales, net	$11,120	$—	$11,120
License revenue	20,356	45,285	(24,929)
Total revenues	31,476	45,285	(13,809)
Operating expenses:
Cost of goods sold	2,016	—	2,016
Research and development	76,225	73,271	2,954
Selling, general and administrative	95,692	68,490	27,202
Total operating expenses	173,933	141,761	32,172
Loss from Operations	(142,457)	(96,476)	(45,981)
Other income (expense):
Interest income	43	952	(909)
Interest expense	(4,667)	(1,778)	(2,889)
Other income (expense)	(346)	(542)	196
Total other income (expense), net	(4,970)	(1,368)	(3,602)
Loss before income taxes	(147,427)	(97,844)	(49,583)
Income tax expense	925	1,410	(485)
Net Loss	$(148,352)	$(99,254)	$(49,098)

Product sales, net

Product sales, net was $11.1 million and $0 for the years ended December 31, 2021 and December 31, 2020, respectively. The sales revenue recognized in the current year was related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.

License revenue

License revenue was $20.4 million and $45.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. License revenue recognized in the current year was primarily related to $11.0 million in milestone payments from Genor and Simcere. We also recognized $2.5 million and $1.0 million in clinical trial costs reimbursed by EQRx and Simcere, respectively. Additionally, we recognized $5.9 million in supply, manufacturing services and patent reimbursable costs from EQRx, Genor, and Simcere. License revenue recognized in the prior year was primarily related to $42.1 million in revenue recognized from the Simcere, EQRx, Genor and ARC upfront payments under the respective license agreements following the transfer of related technology and know-how which occurred during the period. We also recognized $1.3 million for clinical trial costs reimbursed by EQRx and $0.4 million in patent costs to be reimbursed by EQRx, Genor, and Simcere. Additionally, we recognized $1.3 million in revenue for existing inventory transfers to EQRx and Genor which occurred during the fourth quarter of 2020.

Cost of goods sold

Cost of goods sold was $2.0 million and $0 for the years ended December 31, 2021 and December 31, 2020, respectively. Cost of goods sold includes our third-party logistics costs for the sales of COSELA, inventory overhead costs, and personnel costs.

Research and development

Research and development expenses were $76.2 million for the year ended December 31, 2021 as compared to $73.3 million for the year ended December 31, 2020. The increase of $2.9 million, or 4%, was primarily due to an increase of $20.0 million in our clinical program costs, offset by a decrease of $16.2 million for manufacturing of active pharmaceutical ingredient and drug product to support our clinical trials and a decrease of $0.9 million in external costs related to discovery and preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib, and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Clinical expenses—trilaciclib	$60,911	$34,292
Clinical expenses—rintodestrant	3,132	7,005
Clinical expenses—lerociclib	3,330	6,092
Chemical manufacturing and development	5,883	22,040
Discovery and pre-clinical expenses	2,969	3,842
Total research and development expenses	$76,225	$73,271

Selling, general and administrative

Selling, general and administrative expenses were $95.7 million for the year ended December 31, 2021 as compared to $68.5 million for the year ended December 31, 2020. The increase of $27.2 million, or 40%, was due to an increase of $12.7 million in personnel related costs due to increased headcount, of which $5.4 million related to non-cash stock compensation expense, an increase of $12.1 million in commercialization activities, an increase of $2.2 in information technology systems and related expenses, and an increase of $0.2 million medical affairs costs related to trilaciclib, professional services, insurance, and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(5.0) million for the year ended December 31, 2021 as compared to $(1.4) million for the year ended December 31, 2020. The decrease of $3.6 million, or -263%, was primarily driven and increase in interest expense on loan payable due to higher principal balance in 2021 as compared to 2020.

Income tax expense

Income tax expense was $0.9 million for the year ended December 31, 2021 as compared to $1.4 million for the year ended December 31, 2020. The decrease of $0.5 million, or -34%, in foreign withhold taxes incurred is a result of a decrease in license revenue recognized from Simcere as compared to the prior.

Comparison of the year ended December 31, 2020 and December 31, 2019

	Year Ended December 31,		Change
	2020	2019	$
	(in thousands)
Revenues:
Product sales, net	$—	$—	$—
License revenue	45,285	—	45,285
Total revenues	45,285	—	45,285
Operating Expenses:
Cost of goods sold	—	—	—
Research and Development	73,271	89,002	(15,731)
Selling, general and administrative	68,490	40,039	28,451
Total operating expenses	141,761	129,041	12,720
Loss from Operations	(96,476)	(129,041)	32,565
Other income (expense):
Interest income	952	6,579	(5,627)
Interest expense	(1,778)	—	(1,778)
Other income (expense)	(542)	15	(557)
Total other income (expense), net	(1,368)	6,594	(7,962)
Loss before income taxes	(97,844)	(122,447)	24,603
Income tax expense	1,410	—	1,410
Net Loss	$(99,254)	$(122,447)	$23,193

Product sales, net

Product sales, net was $0 for each of the years ended December 31, 2020 and December 31, 2019.

License revenue

License revenue was $45.3 million and $0 for the years ended December 31, 2020 and December 31, 2019, respectively. The license revenue for the year ended December 31, 2020 was primarily related to $42.1 million in revenue recognized from the Simcere, EQRx, Genor and ARC upfront payments under the respective license agreements following the transfer of the related technology and know-how which occurred during the period. We also recognized $1.3 million for clinical trial costs and $0.4 million in patent costs to be reimbursed by EQRx, Genor, and Simcere. Additionally, we recognized $1.3 million in revenue for existing inventory transfers to EQRx and Genor which occurred during the fourth quarter of 2020.

Cost of goods sold

Cost of goods sold was $0 for each of the years ended December 31, 2020 and December 31, 2019.

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

Selling, general and administrative

Selling, general and administrative expenses were $68.5 million for the year ended December 31, 2020 as compared to $40.0 million for the year ended December 31, 2019. The increase of $28.5 million, or 71%, was due to an increase of $6.8 million in personnel related costs due to increased headcount, of which $1.7 million related to non-cash stock compensation expense, an increase of $15.8 million in expenses related to pre-commercialization activities, an increase of $2.0 million in medical affairs costs related to trilaciclib, an increase of $0.8 million in information technology systems and related expenses, and an increase of $3.1 million professional services, insurance, and other administrative costs.

Total other income (expense), net

Total other income (expense), net was $(1.4) million for the year ended December 31, 2020 as compared to $6.6 million for the year ended December 31, 2019. The decrease of $8.0 million was primarily driven by a lower balance of money market funds due to cash used in operating activities and changes in interest rates during the year ended December 31, 2020 as compared to the year ended December 31, 2019, interest expense on loan payable, and loss on disposal of fixed assets.

Income tax expense

Income tax expense was $1.4 million and $0 for the year ended December 31, 2020 and December 31, 2019, respectively. The income tax expense recognized in the year ended December 31, 2020 related to the foreign withholding taxes incurred as a result of the upfront payment received from the Simcere license agreement entered into in 2020.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. We incurred net losses of $148.4 million for the year ended December 31, 2021, $99.3 million for the year ended December 31, 2020, and $122.4 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $584.5 million.

As of December 31, 2021, we had cash and cash equivalents of $221.2 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

Shelf registration statement

On July 2, 2021, we filed an automatically effective shelf registration statement with the Securities and Exchange Commission  (the “SEC”), which we refer to as the 2021 Form S-3.  Each issuance under the shelf registration statement would have required the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The 2021 Form S-3 did not limit the amount of securities that could have been issued thereunder.

On February 23, 2022, because we are no longer a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, we filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR, which became effective upon filing, to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine and, as required by SEC rules, will file another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of this Form 10-K. Once the post-effective amendment to the 2021 Form S-3 on Form POS AM has been declared effective by the SEC, the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. We make no assurances as to our ability to continue to use the 2021 Form S-3.

At-the-market offerings

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

In connection with the 2021 Form S-3, on July 2, 2021, we entered into a sales agreement for “at the market offerings” with Cowen, which allowed us to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as our agent (the “2021 Sales Agreement”). We did not sell any shares of common stock or other securities under the 2021 Sales Agreement and we terminated the 2021 Sales Agreement on February 23, 2022. Also, on February 23, 2022, we entered into the 2022 Sales Agreement for “at the market offerings” with Cowen, which allows us to issue and sell shares of common stock pursuant to the 2021 Form S-3, once it has been post-effectively amended as noted above, for total gross sales proceeds of up to $100.0 million from time to time through Cowen, acting as our agent.

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

On March 31, 2021, we entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.

On November 1, 2021, we entered into a Second Amendment to the loan and security agreement with Hercules under which Hercules has agreed to lend us up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, we borrowed an additional $45.0 million from Tranche 1 with $25.0 million remaining to be borrowed through September 15, 2022. No principal payments are due during an interest-only period, commencing on the close of the Second Amendment and continuing through December 1, 2024. The interest only period may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through the maturity date of November 1, 2026.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(132,108)	$(83,742)	$(99,571)
Net cash provided/used in investing activities	—	152	(2,716)
Net cash provided by financing activities	145,863	21,688	2,705
Net change in cash, cash equivalents and restricted cash	$13,755	$(61,902)	$(99,582)

Net cash used in operating activities

During the year ended December 31, 2021, net cash used in operating activities was $132.1 million, which consisted of a net loss of $148.4 million and a decrease in net operating assets and liabilities of $8.8 million, partially offset by an increase in non-cash equity interest of $0.4 million, non-cash stock compensation expense of $22.3 million, $0.5 million of depreciation expense, $1.1 million in amortization of debt issuance costs, $0.6 million of non-cash interest expense, and $0.2 million from loss on extinguishment of debt.

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

Net cash used in investing activities

For the year ended December 31, 2021 there was no cash provided or used in investing activities.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2020, which represented proceeds from the disposal of property and equipment.

Net cash used in investing activities was $2.7 million for the year ended December 31, 2019, which represented purchases of property and equipment, primarily associated with laboratory equipment and leasehold improvements for new office space.

Net cash provided by financing activities

During the year ended December 31, 2021, net cash provided by financing activities was $145.9 million, which consisted of $86.4 million in net proceeds from our ATM offering after deducting cash paid during the year for underwriting discounts and commissions and other expenses, $55.0 million in proceeds from our loan agreement with Hercules, partially offset by $1.4 million in payments related to debt issuances costs, and $5.9 million in net proceeds from the exercise of stock options.

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

Operating capital requirements and plan of operations

To date, we have generated limited revenue from product sales. We expect our expenses to increase as we continue the development of and seek additional regulatory approvals for trilaciclib, and continue to commercialize COSELA. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

•	our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we enter;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•	the extent to which we acquire or in-license product candidates and technologies, such as rintodestrant, and the terms of such in-licenses;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue received from commercial sales of our product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual Obligations, Commitments and Contingencies

Our principal commitments consist of obligations under our clinical trial commitments, consulting fees, operating lease commitments and long-term debt obligations. The following table summarizes these contractual obligations as of December 31, 2021:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Operating lease obligations(1)	$9,871	$1,703	$3,313	$3,498	$1,357
Long-term debt obligation, including interest and end of term charge (2)	109,925	6,958	16,795	86,172	—
Total contractual obligations(3,4,5)	$119,796	$8,661	$20,108	$89,670	$1,357

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

(2)

Amounts in the table reflect payments due for our Second Amendment to the Loan and Security Agreement with Hercules with outstanding borrowings of $75.0 million as of December 31, 2021. The amounts in the table above reflect interest-only payments through December 1, 2024 with payments on principal beginning thereafter. For purposes of the table above, interest payments were calculated using an annual interest rate of 9.15%, which was the interest rate in effect as of December 31, 2021. Additionally, the table above includes end of term charges of $2.1 million due on June 1, 2025 and $5.1 million due upon maturity on November 1, 2026. See Note 8 of the financial statements for further discussion of the Hercules loan agreement.

(3)

We enter into agreements in the normal course of business with contract research organizations (CROs) for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30-60 days prior written notice. As of December 31, 2021, we have several on-going clinical studies in various stages. Under agreements with various CROs and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Also, the above amounts exclude potential payments to be made under our license agreement for rintodestrant with the University of Illinois that are based on the progress of rintodestrant, as these payments are not determinable.

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

(5)

We entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc., or BI, in June 2020. In December 2021, G1 and BI announced that the parties mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to accelerate sales activities and help maximize the adoption of COSELA. For two years following the termination, sales payments to BI will be decreased to mid-single digit percentages of net sales. The sales payments will vary based on the level of net sales in an applicable year following the termination. Our obligations to make sales payments under the co-promotion agreement will terminate in March 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents of $221.2 million as of December 31, 2021, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. As of December 31, 2021, $75.0 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations three and twelve months ended December 31, 2021.

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

As of December 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.  Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information.

“At the Market” Offering

On February 23, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $100.0 million (the “Placement Shares”) through Cowen as our sales agent. Our issuance and sale, if any, of the Placement Shares under the 2022 Sales Agreement is subject to the effectiveness of a post-effective amendment to our registration statement on Form S-3 (File No. 333-257640), to be filed with the Securities and Exchange Commission after the filing of this Form 10-K on February 23, 2022. We make no assurances as to if or when the registration statement, as post-effectively amended, will become effective or, if it does become effective, as to the continued effectiveness of the registration statement.

We are not obligated to make any sales of Common Stock under the 2022 Sales Agreement. The offering of Placement Shares pursuant to the 2022 Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the 2022 Sales Agreement or (ii) termination of the 2022 Sales Agreement in accordance with its terms.

Upon delivery of a placement notice and subject to the terms and conditions of the 2022 Sales Agreement, Cowen may sell the Placement Shares by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made through The Nasdaq Global Select Market or on any other existing trading market for the Common Stock. Cowen will use commercially reasonable efforts to sell the Placement Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission equal to three percent (3%) of the gross sales proceeds of any Placement Shares sold through Cowen under the 2022 Sales Agreement, and we also have provided Cowen with customary indemnification and contribution rights.

The foregoing description of the 2022 Sales Agreement is qualified in its entirety by reference to the full text of the 2022 Sales Agreement, which is attached hereto as Exhibit 10.92 and incorporated herein by reference. The legal opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. relating to the shares of common stock being offered pursuant to the 2022 Sales Agreement is filed as Exhibit 5.1 to the Company’s Form POSASR filed February 23, 2022.

In connection with our entering into the 2022 Sales Agreement with Cowen, on February 23, 2022, we terminated that certain sales agreement, dated as of July 2, 2021 (the “2021 Sales Agreement”), that we previously entered into with Cowen with respect to an at-the-market offering program, under which we could offer and sell, from time to time at our sole discretion, shares of our Common Stock having an aggregate offering price of up to $150.0 million (the “2021 ATM Program”). As the date hereof, we had not sold any shares of common stock or other securities pursuant to the 2021 ATM Program. As a result of the termination of the 2021 Sales Agreement, we will not offer or sell any additional shares under the 2021 ATM Program.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Management and Corporate Governance” and “Code of Conduct and Ethics.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement under the captions “Compensation of Named Executive Officers and Director,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

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

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement under the caption “Independent Registered Public Accounting Firm.”

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

3.3

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

10.4

First Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated March 31, 2021, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 5, 2021 (File No. 001-38096), and incorporated herein by reference.

10.5

Second Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated November 1, 2021, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 3, 2021 (File No. 001-38096), and incorporated herein by reference.

10.6**

Co-Promotion Agreement by and between the Registrant and Boehringer Ingelheim Pharmaceuticals, Inc., dated June 29, 2020, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020 (File No. 001-38096), and incorporated herein by reference.

10.7**	Mutual Termination, Release, and Settlement Agreement by and between G1 Therapeutics, Inc. and Boehringer Ingelheim Pharmaceuticals, Inc., dated as of December 15, 2021.

10.8*

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

10.10*

G1 Therapeutics, Inc. 2021 Inducement Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 24, 2021 (File No. 001-38096), and incorporated herein by reference.

10.11*

G1 Therapeutics, Inc. 2021 Sales Force Inducement Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 3, 2021 (File No. 001-38096), and incorporated herein by reference.

10.12*

Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference.

10.13*

Non-Employee Director Compensation Policy, filed as Exhibit 10.13 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on May 8, 2017 (File No. 333-217285), and incorporated herein by reference, Amended and Restated Non-Employee Director Compensation Policy effective as of June 12, 2019, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 13, 2019 (File No. 001-38096), and incorporated herein by reference.

10.14*

Second Amended and Restated Non-Employee Director Compensation Policy, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021 (File No. 001-38096), and incorporated herein by reference.

10.15*

Scientific, Clinical, and Regulatory Advisor Agreement, by and between the Registrant and Seth A. Rudnick, M.D., effective July 1, 2020, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020 (File No. 001-38096), and incorporated herein by reference.

10.16*

Scientific, Clinical, and Regulatory Advisor Agreement by and between the Registrant and Seth A. Rudnick, MD, effective July 1, 2021, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 4, 2021 (File No. 001-38096), and incorporated herein by reference.

10.17*

Employment Agreement by and between Registrant and John E. Bailey, Jr. dated September 29, 2020, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 4, 2020 (File No. 001-38096), and incorporated herein by reference.

10.18*

Senior Advisor Agreement between Registrant and John E. Bailey, Jr. dated September 29, 2020, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 4, 2020 (File No. 001-38096), and incorporated herein by reference.

10.19*

Employment Agreement by and between the Registrant and Mark Avagliano, dated as of July 29, 2019, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019 (File No. 001-38096), and incorporated herein by reference.

10.20*

Employment Agreement by and between the Registrant and Soma Gupta dated March 12, 2020, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed on May 6, 2020 (File No. 001-38096), and incorporated herein by reference.

10.21*

Employment Agreement by and between the Registrant and James S. Hanson, dated as of June 25, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.22*

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

10.23*

Amended and Restated Employment Agreement by and between the Registrant and Jennifer K. Moses dated May 8, 2019, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-38096), and incorporated herein by reference.

10.24*

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

10.25*

Employment Agreement by and between Registrant and Andrew Perry dated July 28, 2021, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 4, 2021 (File No. 001-38096) incorporated herein by reference.

10.26*

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

10.27*

Senior Advisor Agreement between Registrant and Mark A. Velleca, M.D., Ph.D. dated September 29, 2020, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 4, 2020 (File No. 001-38096), and incorporated herein by reference.

10.28

Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of July 2, 2021, filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3ASR filed on July 2, 2021 (File No. 333-257640), and incorporated herein by reference.

10.29	Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of February 23, 2022.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the U.S. Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: February 23, 2022	By:	/s/ John E. Bailey, Jr.
John E. Bailey, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John E. Bailey, Jr.	President, Chief Executive Officer and Director	February 23, 2022
John E. Bailey, Jr.	(Principal Executive Officer)

/s/ Jennifer K. Moses	Chief Financial Officer	February 23, 2022
Jennifer K. Moses	(Principal Financial and Accounting Officer)

/s/ Willie A. Deese	Director	February 23, 2022
Willie A. Deese

/s/ Glenn P. Muir	Director	February 23, 2022
Glenn P. Muir

/s/ Garry A. Nicholson	Director	February 23, 2022
Garry A. Nicholson

/s/ Cynthia L. Flowers	Director	February 23, 2022
Cynthia L. Flowers

/s/ Alicia Secor	Director	February 23, 2022
Alicia Secor

/s/ Mark A. Velleca	Director	February 23, 2022
Mark A. Velleca, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of G1 Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of G1 Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued External Clinical Study Costs

As described in Notes 2 and 6 to the financial statements, management estimated and accrued research and development expenses including external clinical study costs associated with clinical trial activities. The Company’s accrued external clinical study costs were $9.6 million as of December 31, 2021. The process of estimating and accruing expenses involved reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Costs for clinical trial activities were estimated based on an evaluation of the vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Management determined accrual estimates through reports from and discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed.

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

February 23, 2022

We have served as the Company’s auditor since 2014.

G1 Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$221,186	$207,306
Restricted cash	63	63
Accounts Receivable	5,688	237
Inventories	3,471	—
Prepaid expenses and other current assets	13,157	8,786
Total current assets	243,565	216,392
Property and equipment, net	2,013	2,482
Restricted cash	312	437
Operating lease assets	7,035	8,026
Other assets	1,169	1,215
Total assets	$254,094	$228,552
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,897	$3,572
Accrued expenses	23,180	16,486
Deferred revenue	31	237
Other current liabilities	1,505	3,148
Total current liabilities	27,613	23,443
Loan payable	75,190	19,893
Deferred revenue	1,000	—
Operating lease liabilities	6,750	7,865
Total liabilities	110,553	51,201
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 42,588,814 and 38,140,756 shares issued as of December 31, 2021 and December 31, 2020, respectively; 42,562,148 and 38,114,090 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	4	4
Treasury stock, 26,666 shares	(8)	(8)
Additional paid-in capital	728,004	613,462
Accumulated deficit	(584,459)	(436,107)
Total stockholders’ equity	143,541	177,351
Total liabilities and stockholders' equity	$254,094	$228,552

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$11,120	$—	$—
License revenue	20,356	45,285	—
Total revenues	31,476	45,285	—
Operating expenses:
Cost of goods sold	2,016	—	—
Research and development	76,225	73,271	89,002
Selling, general and administrative	95,692	68,490	40,039
Total operating expenses	173,933	141,761	129,041
Loss from operations	(142,457)	(96,476)	(129,041)
Other income (expense):
Interest income	43	952	6,579
Interest expense	(4,667)	(1,778)	—
Other income (expense)	(346)	(542)	15
Total other income (expense), net	(4,970)	(1,368)	6,594
Loss before income taxes	$(147,427)	$(97,844)	$(122,447)
Income tax expense	925	1,410	—
Net loss	$(148,352)	$(99,254)	$(122,447)
Net loss per share, basic and diluted	$(3.54)	$(2.62)	$(3.27)
Weighted average common shares outstanding, basic and diluted	41,943,417	37,878,026	37,499,256

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	37,268,792	$4	(26,666)	$(8)	$573,230	$(214,406)	$358,820
Exercise of common stock options	369,468	—	—	—	2,705	—	2,705
Stock-based compensation	—	—	—	—	16,449	—	16,449
Net loss during year	—	—	—	—	—	(122,447)	(122,447)
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	502,496	—	—	—	2,308	—	2,308
Stock-based compensation	—	—	—	—	18,770	—	18,770
Net loss during year	—	—	—	—	—	(99,254)	(99,254)
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027				86,378		86,378
Exercise of common stock options	935,031	—	—	—	5,845	—	5,845
Stock-based compensation	—	—	—	—	22,319	—	22,319
Net loss during year	—	—	—	—	—	(148,352)	(148,352)
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541

The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.

Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(148,352)	$(99,254)	$(122,447)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	22,319	18,770	16,449
Depreciation and amortization	469	582	356
Loss on disposal of fixed assets	—	322	—
Amortization of debt issuance costs	1,113	615	—
Loss on extinguishment of debt	220	—	—
Non-cash interest expense	591	166	—
Non-cash equity interest, net	370	(867)	—
Change in operating assets and liabilities
Accounts Receivable	(5,451)	(237)	—
Inventories	(3,471)	—	—
Prepaid expenses and other assets	(3,380)	(5,545)	(219)
Accounts payable	(675)	(244)	248
Accrued expenses and other liabilities	3,345	1,713	6,042
Deferred revenue	794	237	—
Net cash used in operating activities	(132,108)	(83,742)	(99,571)
Cash flows from investing activities
Proceeds from disposal of property and equipment	—	152	—
Purchases of property and equipment	—	—	(2,716)
Net cash provided/used in investing activities	—	152	(2,716)
Cash flows from financing activities
Proceeds from stock options exercised	5,845	2,308	2,705
Proceeds from loan agreement	55,000	20,000	—
Payments of debt issuance costs	(1,360)	(620)	—
Proceeds from public offering, net of underwriting fees and commissions	86,429	—	—
Payment of public offering costs	(51)	—	—
Net cash provided by financing activities	145,863	21,688	2,705
Net change in cash, cash equivalents and restricted cash	13,755	(61,902)	(99,582)
Cash, cash equivalents and restricted cash
Beginning of period	207,806	269,708	369,290
End of period	$221,561	$207,806	$269,708
Supplemental disclosure of cash flow information
Cash paid for interest	$2,908	$997	$—
Non-cash investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	—	132	43
Purchases of equipment in accounts payable and accrued expenses	—	—	41
Operating lease liabilities arising from obtaining right-of-use asset	—	—	8,947

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

The Company is advancing trilaciclib, a first-in-class therapy designed to improve outcomes for patients who are treated with chemotherapy, in clinical trials assessing myeloprotection and anti-tumor efficacy endpoints in a variety of tumors including colorectal cancer (“CRC”), breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including targeted chemotherapy medicines called antibody-drug conjugates (“ADCs”).

The Company’s clinical approach to designing our clinical program includes monitoring the evolution of future standards of care and develop trilaciclib with these in mind, allowing it to conduct or support trials that will generate important data to maximize future usage in a variety of future settings. The Company’s robust clinical pipeline includes the following ongoing trials:

•	Phase 3 trial in colorectal cancer (initial results including myeloprotection and ORR endpoints expected in 1Q2023)
•	Phase 3 trial in 1L mTNBC (initial results including interim results for OS expected in 2H2023
•	Phase 2 trial in bladder cancer (initial results including ORR and myeloprotection endpoints expected in 4Q2022)
•	Phase 2 trial in combination with the ADC Trodelvy (initial results including ORR and myeloprotection endpoints expected in 4Q2022)
•

Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC (initial results including immune endpoints (e.g., CD8+ / Treg ratio) expected in 4Q2022)

The Company is also conducting extensive preclinical development work to assess the synergistic potential of trilaciclib with a variety of new anti-cancer mechanisms.

The Company also has a robust Investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest. The Company anticipates that the first ISS to be supported by G1 will be in 1L NSCLC and expect it to be initiated in the first half of 2022.

The Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. In addition, the company out-licensed global rights to an internally discovered CDK2 inhibitor for all human and veterinary uses. The Company is in the process of evaluating partnering options for rintodestrant, an oral selective estrogen receptor degrader (SERD) for the potential treatment of ER+, HER2- breast cancer. The Company also has intellectual property focused on cyclin-dependent kinase targets.

Trilaciclib

The Company’s lead compound, COSELA™ (trilaciclib), is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lunger cancer (“ES-SCLC”). This action leads to temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy.

Trilaciclib is a novel therapeutic approach, which is given before chemotherapy, that temporarily blocks progression through the cell cycle. Its short half-life and IV route of administration allows for rapid onset, controlled administration, and clean G1 arrest, which are important attributes required for its unique mechanism of action. Transient IV CDK4/6 inhibition with trilaciclib provides two benefits. First, it proactively helps protect HSPCs in bone marrow leading to preservation of neutrophils, erythrocytes, and platelets (called myeloprotection) which reduces the occurrences and severity of neutropenia and other myelosuppressive consequences of chemotherapy. This myeloprotection benefit has been conclusively proven in double-blind placebo-controlled clinical trials in extensive-stage small cell lung cancer. Second, clinical data has shown that trilaciclib has the potential to activate and enhance the immune system response driving increased anti-tumor efficacy, which we are exploring in clinical trials in a variety of solid tumor types and treatment settings.

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

In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“BI”). In December 2021, G1 and BI mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, the Company announced that it would hire and deploy a total of 34 oncology sales representatives to allow G1 to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained and deployed.

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020 and will be eligible to receive up to $156.0 million in development and commercial milestone payments. During the twelve months ended December 31, 2021, the Company received three development milestone payments totaling $8.0 million. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories.

The Company is also executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors and to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms.

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

Rintodestrant

Rintodestrant is an oral SERD for the treatment of estrogen receptor-positive (“ER+”) breast cancer. The Company is in the process of evaluating partnering options for rintodestrant.

CDK2 Inhibitor

In 2020, we entered into a global license agreement with ARC Therapeutics, LLC for the development and commercialization of an internally discovered CDK2 inhibitor for all human and veterinary uses. ARC is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely owned patent families.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2021, the Company had an accumulated deficit of $584.5 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities.

As of December 31, 2021, the Company had cash and cash equivalents of $221.2 million.   The Company expects that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements for greater than 12 months from the date of filing this Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2021 and 2020 consist of amounts on deposit in banks, including checking accounts, money market accounts and certificates of deposit. Cash deposits are all in financial institutions in the United States. As part of the lease for the new office space, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of December 31, 2021, restricted cash totaled $0.4 million.

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

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value based on discounted estimates of future cash flows. For the years ended December 31, 2021, 2020 and 2019, the Company’s management evaluated its long-lived assets and determined no impairment charge was needed.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At  December 31, 2021 and 2020 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2021
Assets
Money market funds	$110,443	$—	$—	$110,443
Certificates of Deposit	—	—	—	—
Total assets at fair value:	$110,443	$—	$—	$110,443

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2020
Assets
Money market funds	$190,180	$—	$—	$190,180
Certificates of Deposit	15,970	—	—	15,970
Total assets at fair value:	$206,150	$—	$—	$206,150

During the twelve months ended December 31, 2021 and December 31, 2020, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of December 31, 2021, the carrying value was $75.2 million.

Patent Costs

Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent-related legal expenses included in selling, general and administrative costs were approximately $1,934 thousand, $2,761 thousand, and $2,114 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had no such accruals.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our balance sheet at December 31, 2021. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, we present debt issuance costs on the condensed balance sheet as a direct deduction from the associated debt.

Coronavirus (COVID-19) Impact on Operations

The Company has implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. To date, enrollment of patients in current clinical trials have not been impacted by COVID-19. Although the Company has not had any significant supply chain delays or shortages as a result of the COVID-19 pandemic to date, the Company has experienced delays in the delivery of its investigational product to certain investigative sites due to shortages of ancillary materials and the delay of governmental inspections. To date, the Company is on track to meet all of its previously announced clinical milestones. COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders, has reduced the number of in-person meetings in 2021 with prescribers and fewer patient visits with physicians, potentially resulting in fewer new prescriptions.

The Company established a COVID-19 response team which continually monitors the impact of COVID-19 on its operations. The COVID-19 response team manages workplace protocols that govern employees use of our office. To mitigate the impact of COVID-19 on its business, the Company put in place the following safety measures for its employees, patients, healthcare professionals, and suppliers to limit exposure: the Company substantially restricted travel, supplied personal protective equipment to employees, limited access to its headquarters and asked most of its staff to work remotely. In addition, the Company transitioned most of its employees to working remotely and added bandwidth and VPN capacity to its infrastructure. The Company will continue to monitor the impact of COVID-19 on its operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to the Board regularly on the progress of its response to the COVID-19 outbreak.

3. Inventories

Inventories consists of the following (in thousands):

	December 31, 2021	December 31, 2020

Raw materials	$2,105	$—
Work in process	1,342	—
Finished goods	24	—
Inventories	$3,471	$—

The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2021	December 31, 2020

Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Accumulated depreciation	(1,296)	(827)
Property and equipment, net	$2,013	$2,482

Depreciation expenses relating to property and equipment were $469 thousand, $582 thousand, and $356 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, of which $0 was incurred during 2021. The Company will be responsible for any future patent prosecution costs that may arise.

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

6. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	December 31, 2021	December 31, 2020

Accrued external research	$773	$3,219
Accrued professional fees and other	8,058	3,920
Accrued external clinical study costs	9,579	5,683
Accrued compensation expense	4,770	3,664
Accrued expenses	$23,180	$16,486

7. Leases

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

The tables below reflect the Company’s lease position and weighted-average lease terms and discount rates for our operating leases as of December 31, 2021. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$7,035
Total lease assets		$7,035

Liabilities
Current
Operating	Other current liabilities	$1,115
Non-current
Operating	Operating lease liabilities	6,750
Total lease liabilities		$7,865

Lease Term and Discount Rate	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	5.7
Weighted-average discount rate
Operating leases	8.0%

The table below presents information related to the lease costs for operating leases (in thousands):

		Year Ended December 31,
(in thousands)	Classification	2021	2020	2019

Operating lease costs[1]	Research and development	$799	$955	$609
	Selling, general and administrative	870	1,191	368
Total operating lease costs		$1,669	$2,146	$977
[1]Includes variable lease costs which are immaterial.

The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2021 (in thousands):

Operating leases
Years ending December 31,
2022	$1,703
2023	1,634
2024	1,679
2025	1,725
2026	1,773
Thereafter	1,357
Total future minimum lease payments	$9,871
Less: present value adjustment	(2,006)
Total operating lease liabilities	$7,865

Cash payments included in the measurement of our operating leases were $1,668 thousand for the twelve months ended December 31, 2021.

8. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules has agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“the Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.

Amounts borrowed under the Loan Agreement will bear an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. Based on original terms of the Loan Agreement, the Company will make interest only payments through June 1, 2022 and following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024. Based on the original terms of the Loan Agreement, upon satisfaction of the Performance Mileston, the interest only period was extended through January 1, 2023 and the maturity date was extended to June 1, 2025. Upon entering into the First Amendment on March 31, 2021, the interest rate was amended to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year; (b) 2.0% of the prepayment amount in the second year; and (c) 1.0% of the prepayment amount in the third year.

Upon prepayment or repayment of all or any of the advances under the Loan Agreement, the Company will pay (in addition to the prepayment charge) an end of term charge of 6.95% of the aggregate funded amount. With respect to the first tranche, the end of term charge of $2.1 million will be payable upon any prepayment or repayment. To the extent that the Company is provided additional advances under the Loan Agreement, the 6.95% end of term charge will be applied to such additional amounts. These amounts have been accrued over the term of the loan using effective-interest method.

On November 1, 2021, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) under which Hercules agreed to lend the Company up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, the Company borrowed an additional $45.0 million from Tranche 1 with $25.0 million remaining to be borrowed through September 15, 2022. The second tranche of $20.0 million will become available to the Company upon achievement of $50.0 million trailing six-month net product revenue of COSELA no later than June 30, 2023 and will be available through December 15, 2023. The third tranche of $15.0 million will become available upon achievement of certain development performance milestones and available through December 15, 2023. The fourth tranche of $15.0 million will be available at Hercules’ approval through June 30, 2024.

Amounts borrowed under the Second Amendment will bear an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. The Company will make interest only payments through December 1, 2024 and may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through November 1, 2026.

The Company may prepay advances under the Second Amendment, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year from the closing of the Second Amendment; (b) 2.0% of the prepayment amount in the second year from the closing of the Second Amendment; and (c) 1.0% of the prepayment amount in the third year from the closing of the Second Amendment.

Upon prepayment or repayment of all or any of the advances under the Second Amendment, the Company will pay (in addition to the prepayment charge) an end of term charge of 6.75% of the aggregate amount funded. The Company will be required to make a final payment to Hercules in the amount of 6.75% of the amounts funded, less any amount previously paid. In addition, the Company will be required to make a payment to the lender for $2.1 million on the earliest occurrence of (i) June 1, 2025, (ii) the date the Company repays the outstanding principal amount in full, or (iii) the date that the principal amount becomes due and payable in full.

The Second Amendment is secured by substantially all of the Company’s assets, including intellectual property, subject to certain exemptions. The Company out-licensed lerociclib as permitted in the Loan Agreement and the Company may out-license rintodestrant upon approval of the licensing terms by Hercules.

The Second Amendment contains a minimum revenue covenant. Beginning August 15, 2022, with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 65% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded.

The Company evaluated the Second Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the previous debt under the Loan Agreement was extinguished based on the difference in present value of the cash flows of the Loan Agreement and the Second Amendment. Accordingly, the difference between the carrying value of the Loan Agreement as of November 1, 2021, including the unamortized debt issuance costs, and the fair value of the Second Amendment was recorded as a $0.2 million loss on extinguishment of debt for the twelve months ended December 31, 2021. Fees paid to third parties directly related to the funded portion of the Second Amendment have been capitalized as debt issuance costs and will be amortized to interest expense over the life of the Second Amendment using the effective interest method. Fees paid that were directly related to the unfunded portion is account for as a deferred financing charge and amortized to interest expense over the period the unfunded portions are available. The end of term charges associated with the Second Amendment are being accreted through interest expense using the effective interest method over the related term of the debt. During the twelve months ended December 31, 2021, the Company recognized $4.7 million of interest expense related to the debt, inclusive of the loss on extinguishment, which is reflected in other income (expense), net on the statement of operations.

As of December 31, 2021 the future principal payments due under the Loan Agreement, excluding interest, are as follows:

Amount

2022	$—
2023	—
2024	2,860
2025	35,993
2026	36,147
Total principal outstanding	$75,000
End of term charge	1,124
Unamortized debt discount and debt issuance costs	(934)
Total	$75,190

9. Stockholders’ Equity

Common stock

The Company’s common stock has a par value of $0.0001 per share and consists of 120,000,000 authorized shares as of December 31, 2021 and 2020, respectively.  Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.

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

On July 2, 2021, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which became effective upon filing, pursuant to which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules (the “2021 Form S-3”).

In connection with the 2021 Form S-3, on July 2, 2021, the Company entered into a sales agreement for “at the market offerings” with Cowen, which allowed the Company to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as its agent (the “2021 Sales Agreement”). The Company did not sell any shares of common stock under the 2021 Sales Agreement.

On February 23, 2022, because the Company is no longer a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, the Company filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR, which became effective upon filing, to register for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine and, as required by SEC rules, will file another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of this Form 10-K. Once the post-effective amendment to the 2021 Form S-3 on Form POS AM has been declared effective by the SEC, the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. The Company makes no assurances as to the continued effectiveness of the 2021 Form S-3 after the declaration of effectiveness of the post-effective amendment to the 2021 Form S-3 on Form POS AM. The 2021 Form S-3 also includes a prospectus covering up to an aggregate of $100.0 million in common stock that the Company may issue and sell from time to time, through Cowen acting as its sales agent, pursuant to that certain sales agreement that the Company entered into with Cowen on February 23, 2022 (the “2022 Sales Agreement”). In connection with the Company entering into the 2022 Sales Agreement with Cowen, the Company terminated the 2021 Sales Agreement.

Preferred stock

Upon completion of the IPO, all outstanding preferred stock was automatically converted into 18,933,053 shares of common stock.  The Company is also authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series.  As December 31, 2021, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at December 31, 2021 and December 31, 2020 as follows:

	December 31, 2021	December 31, 2020

Common stock options outstanding	6,701,727	6,644,780
RSUs outstanding	414,991	-
Options and RSUs available for grant under Equity Incentive Plans	1,771,635	932,051
	8,888,353	7,576,831

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

As of December 31, 2021, there were a total of 1,307,735 shares of common stock available for future issuance under the 2017 Plan.

2021 Inducement Equity Incentive Plan

In February 2021, the Company adopted the 2021 Inducement Equity Incentive Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of up to 500,000 non-qualified options, stock grants, and stock-based awards to employees and directors of the Company. The 2021 Inducement Plan does not include an evergreen provision.

As of December 31, 2021, there were a total of 68,900 shares of common stock available for future issuance under the 2021 Inducement Plan.

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

As of December 31, 2021, there were a total of 395,000 shares of common stock available for future issuance under the 2021 Sales Force Inducement Plan.

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded employee share-based compensation expense of $22,319, $18,770, and $16,351, respectively. The Company recorded non-employee share-based compensation expense of $0, $0, and $98 during the years ended December 31, 2021, 2020 and 2019, respectively.  Total share-based compensation expense included in the statements of operations is as follows:

	Year Ended December 31,
	2021	2020	2019
	in thousands
Cost of goods sold	$252	$—	$—
Research and development	4,811	6,902	6,261
Selling, general and administrative	17,256	11,868	10,188
Total stock-based compensation expense	$22,319	$18,770	$16,449

Stock options – Black-Scholes inputs

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019

Expected volatility	76.8 - 79.6%	74.8 - 81.0%	74.2 - 82.1%
Weighted-average risk free rate	0.4-1.3%	0.3-1.7%	1.4 - 2.6%
Dividend yield	—%	—%	—%
Expected term (in years)	6.00	6.02	6.02
Weighted-average grant-date fair value per share	$11.93	$12.17	$14.94

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

Stock Option Activity

The following table is a summary of stock option activity during 2021 is as follows:

			Weighted average
		Weighted	Remaining
		average	contractual	Aggregate
	Options	exercise	for	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2020	6,644,780	$16.91	7.3	$35,464
Granted	2,168,053	17.77
Cancelled	(1,176,075)	21.40
Exercised	(935,031)	6.25
Balance as of December 31, 2021	6,701,727	$17.88	7.2	$10,427
Exercisable at December 31, 2021	3,660,578	16.72	5.9	10,422
Vested at December 31, 2021 and expected to vest	6,701,727	17.88	7.2	10,427

As of December 31, 2021, unrecognized compensation expense related to unvested stock options totaled $33.5 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following table is a summary of the RSU activity for the twelve months ended December 31, 2021:

		Weighted - Average
	Number of	Fair Value
	RSUs	per Share

Balance as of December 31, 2020	—	$—
Granted	507,906	18.20
Cancelled	(92,915)	18.07
Vested	—	—
Balance as of December 31, 2021	414,991	$18.24

As of December 31, 2021, there was $5.2 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

11. License Revenue

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

There was no revenue recognized during the twelve months ended December 31, 2021.

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

During the twelve months ended December 31, 2021, the Company recognized $3.0 million of revenue related to development milestones which occurred during the year.

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

For the twelve months ended December 31, 2021the Company recognized revenue of $4.8 million related to the delivery of clinical drug supply and manufacturing services and $2.5 million for the reimbursement of costs associated with the two primary clinical trials for lerociclib. The amounts for clinical drug supply and manufacturing services have been invoiced and paid. The amounts for clinical trial reimbursements that occurred during the quarter are recognized as accounts receivable on the balance sheet as of December 31, 2021. No development and commercial milestones, as defined by the agreement, have been achieved through December 31, 2021.

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

Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. In accordance with ASC 606, the Company recognized the non-fundable, upfront cash payment of $14.0 million (less applicable withholding taxes of $1.4 million) 2020 as the Company had transferred the license and related technology and know-how to Simcere.

During the twelve months ended December 31, 2021 the Company recognized $8.0 million (less applicable withholding taxes of $0.8 million) related to development milestones which were met during the period and $1.0 million for the reimbursement of clinical trial costs.

12. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the years ended December 31, 2021, 2020 and 2019, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2021	2020	2019

Stock options issued and outstanding	7,056,745	6,576,688	5,443,730
Unvested RSU	451,138	—	—
Total potential diluted shares	7,507,883	6,576,688	5,443,730

Amounts in the table above reflect the common stock equivalents of the noted instruments.

13. Income Taxes

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

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had no such accruals.

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended December 31,
	2021	2020	2019
Current Expense:
Federal	$—	$—	$—
State	—	—	—
Foreign	925	1,410	—
	925	1,410	—
Deferred Expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	$925	$1,410	$—

The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21% U.S. statutory income tax rate were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Federal income tax benefit at statutory rate:	$(30,960)	$(20,547)	$(25,714)
Increase (reduction) in income tax resulting from:
State Income Taxes	(1,923)	(1,779)	(2,369)
Increase in Valuation Allowance	27,618	23,782	29,499
Write off Sec. 382 Limited Carryforwards	—	—	1,858
Stock Compensation	108	1,341	461
Research and Development Credit	(3,030)	(3,091)	(3,529)
NC Tax Rate Change	8,359	—	—
Foreign Withholding Tax	925	1,410	—
Other	(172)	294	(206)
	$925	$1,410	$—

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030.  The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future.  Therefore, the Company has reduced its North Carolina deferred tax assets, including the NOLs, to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina.  The reduction in the value of the deferred tax assets resulted in $8.4 million of tax expense, which was offset fully by the reduction in the corresponding valuation allowance.  If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its North Carolina deferred tax assets utilized.

The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Deferred tax assets
Accrued expenses	$2,633	$2,863
Operating lease liabilities	1,730	2,034
Stock compensation	9,037	7,147
R&D credits	16,995	13,965
Net operating loss carryforwards	108,489	85,842
Other	191	20
Deferred tax assets	139,075	111,871
Deferred tax liabilities
Operating lease assets	(1,548)	(1,844)
Other	(127)	(245)
Deferred tax liabilities	(1,675)	(2,089)
Valuation allowance	(137,400)	(109,782)
Net deferred tax assets	$—	$—

At December 31, 2021 and December 31, 2020, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance increased $27.6 million from $109.8 million at December 31, 2020 to $137.4 million at December 31, 2021. The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards and income tax credits.

The table below summarizes changes in the deferred tax valuation allowance (in thousands):

	2021	2020	2019
Balance at beginning of year	$109,782	$86,000	$56,501
Charges to costs and expenses	35,961	25,170	31,357
Write-offs[1]	(8,343)	(1,388)	(1,858)
Balance at end of year	$137,400	$109,782	$86,000
[1]Includes impact of NC enacted tax rate change

At December 31, 2021, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $510.0 million, which are available to offset future taxable income. Of the $510.0 million available, $95.4 million will begin to expire in 2029. The remaining $414.6 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. The Company’s NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, the Company has state net operating loss carryforwards totaling approximately $332.7 million, which are available to offset future state taxable income. The state net operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at zero benefit, as discussed in this footnote. State net operating losses begin to expire in 2024. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2021, the Company also had federal research and development (R&D) credit carryforwards of approximately $17.0 million available to offset future income tax which begin to expire in 2035.

In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2021 and 2020, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2021 and 2020, the Company had no such accruals.

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

14. Related Party Transactions

The Company maintained a consulting agreement with a Seth A. Rudnick, M.D., a member of the Board of Directors, for scientific advisory services outside of his role on the Board of Directors that expired on June 30, 2021. Under this agreement with the member of the Board of Directors, the Company paid $3,000, $6,000, and $6,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Effective July 1, 2021, the Company renewed its agreement with Dr. Rudnick for scientific, clinical and regulatory advisory services outside of his role on the Board of Directors through June 30, 2022. Pursuant to the terms of the agreement, Dr. Rudnick will receive $50,000 annually, paid in equal semi-annual installments, for his services. The first payment of $25,000 was accrued for as of December 31, 2021. On October 13, 2021, Dr. Rudnick notified the Company of his decision to resign from the Board of Directors of the Company effectively immediately as of October 13, 2021.

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

15. Quarterly Results of Operations (Unaudited)

The following table contains quarterly financial information for 2021 and 2020. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	(unaudited)
	(in thousands, except share and per share amounts)
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Total revenues	$14,218	$6,604	$4,858	$5,796
Total operating expenses	39,753	44,796	46,002	43,382
Loss from operations	(25,535)	(38,192)	(41,144)	(37,586)
Total other income (expense), net	(769)	(1,010)	(1,003)	(2,188)
Loss before income taxes	(26,304)	(39,202)	(42,147)	(39,774)
Income tax expense	138	220	321	246
Net loss	$(26,442)	$(39,422)	$(42,468)	$(40,020)
Net loss per share, basic and diluted	$(0.65)	$(0.94)	$(1.00)	$(0.94)
Weighted average common shares outstanding, basic and diluted	40,700,827	42,119,850	42,383,573	42,544,321

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total revenues	$—	$2,140	$26,599	$16,546
Total operating expenses	31,821	32,962	36,344	40,634
Loss from operations	(31,821)	(30,822)	(9,745)	(24,088)
Total other income (expense), net	798	(388)	(998)	(780)
Loss before income taxes	(31,023)	(31,210)	(10,743)	(24,868)
Income tax expense	—	—	931	479
Net loss	$(31,023)	$(31,210)	$(11,674)	$(25,347)
Net loss per share, basic and diluted	$(0.82)	$(0.83)	$(0.31)	$(0.67)
Weighted average common shares outstanding, basic and diluted	37,659,722	37,786,208	38,009,204	38,053,609