Form 10-Q
period 2022-03-31
G1 Therapeutics, Inc.
filed 2022-05-04
CIK 1560241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 the registrant had 42,705,532 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

G1 Therapeutics, Inc.

Condensed Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$183,020	$221,186
Restricted cash	63	63
Accounts Receivable	7,615	5,688
Inventories	7,860	3,471
Prepaid expenses and other current assets	9,778	13,157
Total current assets	208,336	243,565
Property and equipment, net	1,898	2,013
Restricted cash	312	312
Operating lease assets	6,775	7,035
Other assets	918	1,169
Total assets	$218,239	$254,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,018	$2,897
Accrued expenses	22,577	23,180
Deferred revenue	17	31
Other current liabilities	1,371	1,505
Total current liabilities	34,983	27,613
Loan payable	75,646	75,190
Deferred revenue	1,000	1,000
Operating lease liabilities	6,478	6,750
Total liabilities	118,107	110,553
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 42,732,198 and 42,588,814 shares issued as of March 31, 2022, and December 31, 2021, respectively; 42,705,532 and 42,562,148 shares outstanding as of March 31, 2022, and December 31, 2021, respectively	4	4
Treasury stock, 26,666 shares as of March 31, 2022, and December 31, 2021	(8)	(8)
Additional paid-in capital	733,787	728,004
Accumulated deficit	(633,651)	(584,459)
Total stockholders’ equity	100,132	143,541
Total liabilities and stockholders' equity	$218,239	$254,094

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$5,480	$609
License revenue	1,422	13,609
Total revenues	6,902	14,218
Operating expenses:
Cost of goods sold	669	243
Research and development	26,305	16,540
Selling, general and administrative	26,709	22,970
Total operating expenses	53,683	39,753
Loss from operations	(46,781)	(25,535)
Other income (expense):
Interest income	9	19
Interest expense	(2,265)	(748)
Other income (expense)	(155)	(40)
Total other income (expense), net	(2,411)	(769)
Loss before income taxes	(49,192)	(26,304)
Income tax expense	-	138
Net loss	$(49,192)	$(26,442)
Net loss per share, basic and diluted	$(1.15)	$(0.65)
Weighted average common shares outstanding, basic and diluted	42,687,201	40,700,827

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net loss during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132

	Common stock		Treasury stock		Additional paid-in	Accumulated	Total stock- holders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Condensed Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(49,192)	$(26,442)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,765	5,892
Depreciation and amortization	115	120
Amortization of debt issuance costs	541	264
Non-cash interest expense	599	169
Non-cash equity interest, net	166	48
Change in operating assets and liabilities
Accounts receivable	(1,927)	(4,811)
Inventories	(4,389)	(1,427)
Prepaid expenses and other assets	3,639	(254)
Accounts payable	8,121	(953)
Accrued expenses and other liabilities	(1,608)	597
Deferred revenue	(14)	(83)
Net cash used in operating activities	(38,184)	(26,880)
Cash flows from investing activities
Net cash provided/used in investing activities	—	—
Cash flows from financing activities
Proceeds from stock options exercised	18	2,264
Proceeds from loan agreement	—	10,000
Payments of debt issuance costs	—	(100)
Proceeds from public offering, net of underwriting fees and commissions	—	86,429
Payment of public offering costs	—	(51)
Net cash provided by financing activities	18	98,542
Net change in cash, cash equivalents and restricted cash	(38,166)	71,662
Cash, cash equivalents and restricted cash
Beginning of period	221,561	207,806
End of period	$183,395	$279,468
Supplemental disclosure of cash flow information
Cash paid for interest	$1,716	$483
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$—	$2,164

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.

Notes to financial statements

(unaudited)

1. Business Description

G1 Therapeutics, Inc. (the “Company” or “G1”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company’s first U.S. Food and Drug Administration (“FDA”)-approved product, COSELA™ (trilaciclib) is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myelosuppression in decades. Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses. The Company is exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these dual benefits of myeloprotection and improved anti-tumor efficacy for patients globally. The Company was incorporated on May 19, 2008 in the state of Delaware.

The Company uses “COSELA” when referring to its FDA approved drug and “trilaciclib” when referring to the development of COSELA for additional indications.

Product Portfolio

The Company’s lead compound, trilaciclib, is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib helps protect hematopoietic stem and progenitor cells (“HSPCs”) in the bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in patients. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. In addition, trilaciclib may improve anti-tumor efficacy when administered as combination treatment in patients by increasing their ability to receive more cytotoxic therapy, protecting their immune systems from damage caused by cytotoxic therapy, and improving their immune responses by modulating multiple immune functions while also allowing beneficial T cell proliferation. On February 12, 2021, trilaciclib (COSELA™) was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive small cell lung cancer (“ES-SCLC”). The Company continues to explore these dual benefits of myeloprotection and anti-tumor efficacy across multiple clinical trials.

The Company is also executing on its tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors and to generate new data for trilaciclib in a variety of cytotoxic settings and treatment combinations to maximize its potential for patients in existing and future treatment paradigms. The Company currently has five on-going clinical trials: a Phase 3 pivotal trial in 1L colorectal cancer (“CRC”), a Phase 3 pivotal trial in 1L metastatic triple negative breast cancer (“mTNBC”), a Phase 2 trial in 1L bladder cancer with chemotherapy induction and checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies will evaluate trilaciclib’s dual benefits of proactive multi-lineage myeloprotection and anti-tumor efficacy across tumor types and treatment combinations and will help inform the design of future additional pivotal studies. The Company is also conducting extensive preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of new and emerging therapeutic agents that may be pursued as combination treatments in future clinical trials.

Trilaciclib Product Portfolio

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational trial (enrolling)	1Q 2023	Primary: myeloprotection* Secondary: ORR*, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational trial (enrolling)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.

*Initial results: Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; Phase 3 1L mTNBC trial: interim results for OS; Phase 2 bladder cancer trial: ORR and myeloprotection endpoints; Phase 2 trial in combination with the ADC Trodelvy: ORR and myeloprotection endpoints; Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)

The Company also has an active investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest.

The Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. In addition, the company out-licensed global rights to an internally discovered cyclin dependent kinase 2 (“CDK2”) inhibitor for all human and veterinary uses. After completing the evaluation of the Company’s rintodestrant partnering options and recent data in the highly competitive oral SERD space, the Company has made the strategic decision to discontinue the program, including all clinical and partnering efforts. The Company will responsibly wind down all remaining clinical efforts for rintodestrant by the end of this year and revert the rights back to the originator (University of Illinois Chicago); there are no additional financial obligations due to the originator resulting from the reversion.  The Company also has intellectual property focused on cyclin-dependent kinase targets.

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

The information presented in the condensed financial statements and related notes as of March 31, 2022, and for the three months ended March 31, 2022, and 2021, is unaudited. The results for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, (the “2021 Form 10-K”). The December 31, 2021 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has the ability to fund these operations for at least the next 12 months from the date of issuance of these financial statements. As of March 31, 2022, the Company had an accumulated deficit of $633.7 million. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to accrued expenses, accrued external clinical costs, net product sales, common stock valuation, stock-based compensation expense and deferred tax asset valuation allowance. Actual results could differ from those estimates.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from specialty distributors in the U.S. (collectively, its “Customers”) related to sales of COSELA and have standard payment terms. Trade receivables are recorded net of the estimated variable consideration for chargebacks based on contractual terms and the Company’s expectation regarding the utilization and earnings of the chargebacks and discounts as well as the net amount expected to be collected from its customers. Estimates of the Company’s credit losses are determined based on existing contractual payment terms, individual customer circumstances, and any changes to the economic environment.

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

Inventory valuation reserves are established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation, together with the calculation of the amount of such reserves may require judgment. The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred. No inventory valuation reserves have been recorded for any periods presented.

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

Forms of Variable Consideration

Rebates and Chargebacks: The Company estimates reductions to product sales for Public Health Service Institutions, such as Medicaid, Medicare and Veterans’ Administration (“VA”) programs, as well as certain other qualifying federal and state government programs, and other group purchasing organizations. The Company estimates these reductions based upon the Company’s contracts with government agencies and other organizations, statutorily defined discounts and estimated payor mix. These organizations purchase directly from the Company’s specialty distributors at a discount and the specialty distributors charge the Company back the difference between the wholesaler price and the discounted price. The Company’s liability for Medicaid rebates consists of estimates for claims that a state will make. The Company’s reserve for this discounted pricing is based on expected sales to qualified healthcare providers and the chargebacks that customers have already claimed.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2022, and December 31, 2021, the Company had no such accruals.

Income tax expense recognized during the three months ended March 31, 2021 related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the period. There was no income tax expense recognized during the three months ended March 31, 2022.

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

The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2022, and December 31, 2021, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2022
Assets
Money market funds	$72,052	$—	$—	$72,052
Total assets at fair value:	$72,052	$—	$—	$72,052

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2021
Assets
Money market funds	$110,443	$—	$—	$110,443
Total assets at fair value:	$110,443	$—	$—	$110,443

During the three months ended March 31, 2022, and the year ended December 31, 2021, there were no changes in valuation methodology.

The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of March 31, 2022, the carrying value was $75.6 million.

4. Inventories

Inventories as of March 31, 2022, and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$2,799	$2,105
Work in process	2,294	1,342
Finished goods	2,767	24
Inventories	$7,860	$3,471

The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Accumulated depreciation	(1,411)	(1,296)
Property and equipment, net	$1,898	$2,013

Depreciation expense relating to property and equipment was $115 thousand and $120 thousand for the three months ended March 31, 2022, and March 31, 2021, respectively.

6. Patent License Agreement

On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (the “University”), which was amended on March 24, 2017.  Pursuant to the license agreement, as amended, the University licensed patent rights to the Company, with rights of sublicense, to make, have made, use, import, sell and offer for sale products covered by certain patent rights owned by the University. The rights licensed to the Company are exclusive, worldwide, non-transferable rights, for all fields of use. Under the terms of the agreement the Company paid a one-time only, non-refundable license issue fee in the amount of $0.5 million which was charged to research and development expense in the fourth quarter of 2016.

The Company is also obligated to pay annual maintenance fees to the University. All annual minimum payments are fully creditable against any royalty payments made by the Company. Under the terms of the agreement, the Company must pay the University a royalty percentage on all net sales of products and a share of sublicensing revenues. In addition, the University is eligible to receive milestone payments of up to $2.6 million related to the initiation and execution of clinical trials and the first commercial sale of a product in another country. To date, the Company has made milestone payments totaling $0.6 million, all of which were made prior to the current quarter. The Company will be responsible for any future patent prosecution costs that may arise.

The term of the license agreement will continue until the later of (i) the expiration of the last valid claim within the patent rights covering the product in such country, (ii) the expiration of market exclusivity in such country and (iii) the 10th anniversary of the first commercial sale in such country. The University may terminate the agreement in the event (i) the Company fails to pay any amount or make any report when required to be made and fails to cure such failure within thirty (30) days after receipt of notice from the University, (ii) is in breach of any provision of the agreement and fails to remedy within forty-five (45) days after receipt of notice, (iii) makes a report to the University under the agreement that is determined to be materially false, (iv) declares insolvency or bankruptcy or (v) takes an action that causes patent rights or technical information to be subject to lien or encumbrance and fails to remedy any such breach within forty-five (45) days of receipt of notice from the University. The Company may terminate the agreement at any time on written notice to the University at least ninety (90) days prior to the termination date specified in the notice. Upon expiration or termination of the agreement, all rights revert to the University. In May 2022, the Company notified the University that it was terminating the license agreement.

7. Accrued Expenses

Accrued expenses are comprised as follows (in thousands):

	March 31, 2022	December 31, 2021

Accrued external research	$591	$773
Accrued professional fees and other	3,985	8,058
Accrued external clinical study costs	15,945	9,579
Accrued compensation expense	2,056	4,770
Accrued expenses	$22,577	$23,180

8. Loan Payable

On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.

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

The Company evaluated the Second Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the previous debt under the Loan Agreement was extinguished based on the difference in present value of the cash flows of the Loan Agreement and the Second Amendment. Accordingly, the difference between the carrying value of the Loan Agreement as of November 1, 2021, including the unamortized debt issuance costs, and the fair value of the Second Amendment was recorded as a $0.2 million loss on extinguishment of debt for the twelve months ended December 31, 2021. Fees paid to third parties directly related to the funded portion of the Second Amendment have been capitalized as debt issuance costs and will be amortized to interest expense over the life of the Second Amendment using the effective interest method. Fees paid that were directly related to the unfunded portion is accounted for as a deferred financing charge and amortized to interest expense over the period the unfunded portions are available. The end of term charges associated with the Second Amendment are being accreted through interest expense using the effective interest method over the related term of the debt. During the three months ended March 31, 2022, the Company recognized $2.3 million of interest expense related to the debt, which is reflected in other income (expense), net on the statement of operations.

As of March 31, 2022, the future principal payments due under the Loan Agreement, excluding interest, is as follows:

Amount

2022	$—
2023	—
2024	2,853
2025	35,951
2026	36,196
Total principal outstanding	75,000
End of term charge	1,520
Unamortized debt issuance costs	(874)
Total	$75,646

9. Stockholders’ Equity

Common Stock

The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share.  Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

On June 15, 2018, the Company entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allowed the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent. Between January 14, 2021 and February 9, 2021, the Company sold 3,513,027 shares of common stock pursuant to this agreement, resulting in $86.4 million in net proceeds. As of February 9, 2021, the Company has used the entirety of the remaining availability under the 2018 sales agreement with Cowen.

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

Since the Company no longer qualifies as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, at the time of the filing of the Company’s 2021 Form 10-K in February 2022, the Company filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR prior to filing of the Company’s 2021 Form 10-K, which became effective upon filing, to register for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine and, as required by SEC rules, and another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of the Company’s 2021 Form 10-K. The post-effective amendment to the 2021 Form S-3 on Form POS AM was declared effective by the SEC on May 3, 2022 and the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. The Company makes no assurances as to the continued effectiveness of the 2021 Form S-3. The 2021 Form S-3 also includes a prospectus covering up to an aggregate of $100.0 million in common stock that the Company may issue and sell from time to time, through Cowen acting as its sales agent, pursuant to that certain sales agreement that the Company entered into with Cowen on February 23, 2022 (the “2022 Sales Agreement”). In connection with the Company entering into the 2022 Sales Agreement with Cowen, the Company terminated the 2021 Sales Agreement. As of the date hereof, we have not sold any shares of common stock or other securities under the 2022 Sales Agreement for our “at the market offerings.”

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of March 31, 2022, no shares of preferred stock were issued or outstanding.

Shares Reserved for Future Issuance

The Company has reserved authorized shares of common stock for future issuance at March 31, 2022, and December 31, 2021 as follows:

	March 31, 2022	December 31, 2021

Common stock options outstanding	7,760,708	6,701,727
RSUs outstanding	602,866	414,991
Options and RSUs available for grant under Equity Incentive Plans	2,227,948	1,771,635
	10,591,522	8,888,353

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

As of March 31, 2022, there were a total of 1,393,148 shares of common stock available for future issuance under the 2017 Plan.

Amended and Restated 2021 Inducement Equity Incentive Plan

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

In March 2022, the Company merged the 2021 Sales Force Inducement Plan into the 2021 Inducement Plan and amended and restated

the 2021 Inducement Plan to create the Amended and Restated 2021 Inducement Equity Incentive Plan (the “Amended and Restated 2021 Plan”). In addition, the number of shares reserved for issuance under the Amended and Restated 2021 Plan was increased by 750,000 shares of the Company’s common stock, for an aggregate of 1,750,000 shares of the Company’s common stock authorized to issue under the Amended and Restated 2021 Plan. The Amended and Restated 2021 Plan does not include an evergreen provision.

As of March 31, 2022, there was a total of 834,800 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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

The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of goods sold	$51	$43
Research and development	1,149	1,405
Selling, general and administrative	4,565	4,444
Total stock-based compensation expense	$5,765	$5,892

Stock options— Black-Scholes inputs

The fair value of stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2022, and March 31, 2021:

	Three Months Ended March 31,
	2022	2021

Expected volatility	76.7 – 77.1%	78.3 – 79.0%
Weighted-average risk free rate	1.4 – 1.7%	0.4 – 0.9%
Dividend yield	—%	—%
Expected term (in years)	6.07	6.02

Stock Option Activity

The following table is a summary of the Stock option activity for the three months ended March 31, 2022:

			Weighted average
		Weighted
		average	Remaining	Aggregate
	Options	exercise	contractual	intrinsic
	outstanding	price	life (Years)	value
				(in thousands)
Balance as of December 31, 2021	6,701,727	$17.88	7.2	$10,427
Granted	1,273,739	$10.60
Cancelled	(187,425)	23.30
Exercised	(27,333)	0.67
Balance as of March 31, 2022	7,760,708	$16.62	7.4	$6,824
Exercisable at December 31, 2021	3,660,578	16.72	5.9	$10,422
Vested at December 31, 2021 and expected to vest	6,701,727	17.88	7.2	$10,427
Exercisable at March 31, 2022	4,054,422	17.07	6.0	$6,824
Vested at March 31, 2022 and expected to vest	7,760,708	16.62	7.4	$6,824

As of March 31, 2022, unrecognized compensation expense related to unvested stock options totaled $36.1 million, which the Company expects to be recognized over a weighted-average period of approximately 2.5 years.

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

The following table is a summary of the RSU activity for three months ended March 31, 2022:

		Weighted – Average
	Number of	Fair Value
	RSUs	per Share

Balance as of December 31, 2021	414,991	$18.24
Granted	328,031	10.67
Cancelled	(24,105)	13.35
Vested	(116,051)	18.02
Balance as of March 31, 2022	602,866	$14.36

As of March 31, 2022, there was $7.6 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.

11. License Revenue

Incyclix License Agreement

On May 22, 2020, the Company entered into an exclusive license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, whereby the Company granted to Incyclix an exclusive, worldwide, royalty-bearing license, with the right to sublicense, solely to make, have made, use, sell, offer for sale, import, export, and commercialize products related to its CDK2 inhibitor compounds. At close, the Company received consideration in the form of an upfront payment of $1.0 million and an equity interest in Incyclix equal to 10% of its issued and outstanding units valued at $1.1 million. In addition, the Company may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. The Company has right of first negotiation to re-acquire these assets.

The Company assessed the license agreement in accordance with ASC 606 and identified one performance obligation in the contract, which is the transfer of the license, as Incyclix can benefit from the license using its own resources. The Company recognized $2.1 million in license revenue consisting of the upfront payment and the 10% equity interest in Incyclix upon the effective date as the Company determined the license was a right to use the intellectual property and the Company had provided all necessary information to Incyclix to benefit from the license.

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

There was no revenue recognized during the three months ended March 31, 2022.

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

There was no milestone revenue recognized during the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, the Company recognized revenue of $0.5 million for the reimbursement of clinical trials costs.. No development and commercial milestones, as defined by the agreement, have been achieved through March 31, 2022.

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

There was no milestone revenue recognized during the three months ended March 31, 2022. The Company recognized $0.6 million for reimbursement of clinical trial costs during the three months ended March 31, 2022.

12. Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2022, and 2021, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Stock options issued and outstanding	7,736,333	7,450,754
Unvested RSUs	606,371	465,620
Total potential dilutive shares	8,342,704	7,916,374

Amounts in the table above reflect the common stock equivalents of the noted instrument.

13. Income Taxes

The Company’s effective income tax rate was 0% and (0.5)% for the three months ended March 31, 2022, and 2021, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.

14. Related Party Transactions

The Company entered into a consulting agreement effective July 1, 2021 with Seth A. Rudnick, M.D., who at the time was a member of the Board of Directors, for scientific advisory services outside of his role on the Board of Directors that expires on June 30, 2022. Pursuant to the terms of the agreement, Dr. Rudnick will receive $50,000 as consideration for his services and other obligations as provided under the agreement paid, in two equal semi-annual installments. On October 13, 2021, Dr. Rudnick notified the Company of his decision to resign from the Board of Directors of the Company effective immediately as of October 13, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2021 Form 10-K, and in our subsequently filed Quarterly Reports on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA™ (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myeloprotection in decades. Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses. We are exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these dual benefits of myeloprotection and improved anti-tumor efficacy for patients globally.

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

We announced on March 25, 2021 that COSELA had been included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, we announced that the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) is now effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (HCPCS) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. Our new technology add-on payment (NTAP) for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (MS-DRG) payment amount also became effective for provider billing on October 1, 2021.

We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including targeted chemotherapy medicines called antibody-drug conjugates (ADCs).

In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. In December 2021, the Company and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to allow us to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained, and deployed into their respective regions.

Product Portfolio

Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib, a novel transient IV CDK4/6 inhibitor has unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. Controlled administration and clean G1-phase arrest reduce hematologic AEs caused by cytotoxic therapy and may increase patients’ abilities to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses.

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

We are executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We currently have five ongoing clinical trials: a pivotal Phase 3 trial in 1L colorectal cancer (“CRC”), a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits of proactive multi-lineage myeloprotection and anti-tumor efficacy across tumor types. In addition, the MOA and ADC trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. We are also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. Our clinical approach to designing our clinical program includes monitoring the evolution of future standards of care and develop trilaciclib with these in mind, allowing us to conduct or support trials that will generate important data to maximize future usage in a variety of future settings.

Trilaciclib Product Portfolio
Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational Phase 3 trial (enrolling)	1Q 2023	Primary: myeloprotection* Secondary: ORR*, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrolling)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR*, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.

*Initial results: Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; Phase 3 1L mTNBC trial: interim results for OS; Phase 2 bladder cancer trial: ORR and myeloprotection endpoints; Phase 2 trial in combination with the ADC Trodelvy: ORR and myeloprotection endpoints; Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)

Lerociclib

Lerociclib is a differentiated clinical-stage oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, we entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provide $26.0 million in upfront payments, along with sales-based royalties, and the opportunity for up to $330.0 million in potential milestone payments. EQRx, Inc. and Genor Biopharma Co. Inc. are responsible for all costs related to the development and commercialization of lerociclib in their respective territories.

Rintodestrant

Rintodestrant is an oral SERD, for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. After completing the evaluation of our rintodestrant partnering options and recent data in the highly competitive oral SERD space, we have made the strategic decision to discontinue the program, including all clinical and partnering efforts. We will responsibly wind down all remaining clinical efforts for rintodestrant by the end of this year and revert the rights back to the originator (University of Illinois Chicago); there are no additional financial obligations due to the originator resulting from the reversion.

CDK2 Inhibitor

In 2020, we entered into a global license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, for the development and commercialization of an internally discovered cyclin dependent kinase 2 (“CDK2”) inhibitor for all human and veterinary uses. Incyclix is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely owned patent families.

Coronavirus (COVID-19) impact on operations

We have implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. Enrollment of patients in current and future clinical trials may be impacted by COVID-19. Although we have not had any significant supply chain delays or shortages as a result of the COVID-19 pandemic to date, we have experienced delays in the delivery of our investigational product to certain investigative sites due to shortages of ancillary materials and the delay of governmental inspections.  To date, we are on track to meet all of our previously announced clinical milestones. If the COVID-19 pandemic continues or increases in severity, we could experience disruptions to our clinical development timelines. If we experience delays in patient enrollment, we could incur increased clinical program expense if it is deemed necessary or advisable to improve patient recruitment by opening additional clinical sites. COVID-19 travel limitations and government-mandated work-from-home or shelter-in-place orders may reduce the number of in-person meetings with prescribers and fewer patient visits with physicians, potentially resulting in fewer new prescriptions.

We established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations.  The COVID-19 response team manages our workplace protocols that govern our employees’ use of our office. To mitigate the impact of COVID-19 on our business, we put in place the following safety measures for our employees, patients, healthcare professionals, and suppliers to limit exposure: we substantially restricted travel, supplied personal protective equipment to employees, limited access to our headquarters and asked most of our staff to work remotely. As of March 31, 2022, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview

Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $5.5 million and $11.1 million of net product sales from COSELA for the three months ended March 31, 2022, and the year ended December 31, 2021, respectively. We recorded $1.4 million and $20.4 million of license revenue for the three months ended March 31, 2022, and the year ended December 31, 2021, respectively.  To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of March 31, 2022, we had cash and cash equivalents of $183.0 million. Since inception we have incurred net losses. As of March 31, 2022, we had an accumulated deficit of $633.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and selling, general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:

•	continue development of trilaciclib, including initiation of additional clinical trials;
•	identify and develop new product candidates;
•	seek additional marketing approvals for trilaciclib upon successful completion of clinical trials;
•	grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•	achieve market acceptance of our product in the medical community and with third-party payors;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, for the development of our product or in-license other products and technologies;
•	identify and develop new product candidates;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	continue to incur increased costs as a result of operating as a public company.

Components of our Results of Operations

Revenue

On February 12, 2021, COSELATM was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues have been derived from our license agreements.

We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. This was recognized as revenue once the transfer of the related technology and know-how was completed in the fourth quarter of 2020. We have the potential to receive $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. We did not receive any development milestones during the three months ended March 31, 2022.

We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. We did not receive any development milestones during the three months ended March 31, 2022.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the three months ended March 31, 2022.

We entered into an exclusive license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, in May 2020.  We granted Incyclix an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in Incyclix with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. We are entitled to receive additional milestone payments and sales-based royalties, and has right of first negotiation to re-acquire these assets.

Operating expenses

We classify our operating expenses into three categories: cost of goods sold, research and development and selling, general and administrative expenses. Personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense, comprise a significant component of each of these expense categories. We allocate expenses associated with personnel costs based on the nature of work associated with these resources. In addition, costs to sell and market COSELA are included within selling, general and administrative expense categories.

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

Research and development costs are expensed as incurred. Our research and development expense primarily consists of:

•	salaries and personnel-related costs, including bonuses, benefits and any stock-based compensation, for our scientific personnel performing or managing out-sourced research and development activities;
•	costs incurred under agreements with contract research organizations and investigative sites that conduct preclinical studies and clinical trials;
•	costs related to manufacturing pharmaceutical active ingredients and drug products for preclinical studies and clinical trials;
•	costs related to upfront and milestone payments under in-licensing agreements;
•	fees paid to consultants and other third parties who support our product development; and
•	allocated facility-related costs and overhead.

The successful development of our products are highly uncertain. Products in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect research and development costs to increase as we conduct later stage clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of our products will depend on a variety of factors, including:

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

We track research and development expenses on a program-by-program basis only for clinical-stage product candidates. Preclinical research and development expenses and chemical manufacturing research and development expenses are not assigned or allocated to individual development programs. As of the first quarter of 2022, we had two clinical-stage products, trilaciclib and rintodestrant.

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

Income taxes

To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 related to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the quarter. We did not recognize any income tax expense for the three months ended March 31, 2022.

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021	$
	(in thousands)
Revenues:
Product sales, net	$5,480	$609	$4,871
License revenue	1,422	13,609	(12,187)
Total revenues	6,902	14,218	(7,316)
Operating expenses:
Cost of goods sold	669	243	426
Research and development	26,305	16,540	9,765
Selling, general and administrative	26,709	22,970	3,739
Total operating expenses	53,683	39,753	13,930
Loss from operations	(46,781)	(25,535)	(21,246)
Other income (expense):
Interest income	9	19	(10)
Interest expense	(2,265)	(748)	(1,517)
Other income (expense)	(155)	(40)	(115)
Total other income (expense), net	(2,411)	(769)	(1,642)
Loss before income taxes	(49,192)	(26,304)	(22,888)
Income tax expense	-	138	(138)
Net loss	$(49,192)	$(26,442)	$(22,750)

Product sales, net

Product sales, net was $5.5 million and $0.6 million for the three months ended March 31, 2022, and 2021, respectively. The revenue for the three months ended March 31, 2022 related to the product sales of COSELA. We received FDA approval on February 12, 2021 and the product was commercially available beginning March 2, 2021.

License Revenue

License revenue was $1.4 million and $13.6 million for the three months ended March 31, 2022, and 2021, respectively. The revenue for the three months ended March 31, 2022, primarily related to revenue recognized from amounts to be reimbursed by EQRx and Simcere for the costs associated with the clinical trials.

Cost of goods sold

Cost of goods sold was $0.7 million and $0.2 million for the three months ended March 31, 2022, and 2021, respectively, which relates to our third-party logistics costs for the sales of COSELA and personnel costs.

Research and development

Research and development expenses were $26.3 million for the three months ended March 31, 2022, compared to $16.5 million for the three months ended March 31, 2021. The increase of $9.8 million, or 59%, was primarily due to an increase of $10.7 million in clinical trial costs offset by a decrease of $0.9 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$23,651	$11,748
Clinical Program Expenses—rintodestrant	625	1,365
Clinical Program Expenses—lerociclib	604	1,027
Chemical Manufacturing and Development	852	1,745
Discovery, Pre-Clinical and Other Expenses	573	655
Total Research and Development Expenses	$26,305	$16,540

Selling, general and administrative

Selling, general and administrative expenses were $26.7 million for the three months ended March 31, 2022, compared to $23.0 million for the three months ended March 31, 2021. The increase of $3.7 million, or 16%, was due to an increase of $4.3 million in personnel costs due to increased headcount, of which $0.1 million related to non-cash stock compensation expense, and an increase of $0.1 million in professional services, insurance and other administrative costs. The increase is offset by a decrease in $0.5 million in medical affairs costs and $0.2 million in commercialization activities.

Total other income (expense), net

Total other income (expense), net was $(2.4) million for the three months ended March 31, 2022, as compared to $(0.8) million for the three months ended March 31, 2021. The increase of $1.6 million, or 214%, was primarily due to an increase in interest expense on our loan payable during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Income tax expense

There was no income tax expense recognized for the three months ended March 31, 2022, as compared to $0.1 for the three months ended March 31, 2021. Income tax expense in the prior period related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the quarter.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of March 31, 2022, we had an accumulated deficit of $633.7 million. We anticipate that we will continue to incur losses.

As of March 31, 2022, we had cash and cash equivalents of $183.0 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, Inc. (“Hercules”), and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.

Shelf registration statement

On July 2, 2021, we filed an automatically effective shelf registration statement (the “2021 Form S-3”) with the Securities and Exchange Commission (the “SEC”).  Each issuance under the shelf registration statement would have required the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The 2021 Form S-3 did not limit the amount of securities that could have been issued thereunder.

Since we no longer qualify as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, at the time of the filing of our 2021 Form 10-K in February 2022, we filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR prior to the filing of our 2021 Form 10-K, which became effective upon filing, to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine and, as required by SEC rules, and another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of our 2021 Form 10-K. The post-effective amendment to the 2021 Form S-3 on Form POS AM was declared effective by the SEC on May 3, 2022 and the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. We make no assurances as to our ability to continue to use the 2021 Form S-3.

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

In connection with the 2021 Form S-3, on July 2, 2021, we entered into a sales agreement for “at the market offerings” with Cowen, which allowed us to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as our agent (the “2021 Sales Agreement”). We did not sell any shares of common stock or other securities under the 2021 Sales Agreement and we terminated the 2021 Sales Agreement on February 23, 2022. Also, on February 23, 2022, we entered into a sales agreement for “at the market offerings” with Cowen, which allows us to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $100.0 million from time to time through Cowen, acting as our agent. As of the date hereof, we have not sold any shares of common stock or other securities under this sales agreement.

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

Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones in the first quarter of 2022.

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

Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx will reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of the quarter, and EQRx will pay within 30 days after its receipt of such invoice. We did not recognize any revenue related to development milestones in the first quarter of 2022.

Simcere License Agreement

On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, we granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory. Simcere expects to receive regulatory approval of trilaciclib in Greater China in the second half of 2022.

Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. We did not recognize any revenue related to development milestones in the first quarter of 2022.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$
	(in thousands)
Net cash used in operating activities	$(38,184)	$(26,880)	$(11,304)
Net cash provided/used in investing activities	—	—	—
Net cash provided by financing activities	18	98,542	(98,524)
Net change in cash, cash equivalents, and restricted cash	$(38,166)	$71,662	$(109,828)

Net cash used in operating activities

During the three months ended March 31, 2022, net cash used in operating activities was $38.2 million which consisted primarily of a net loss of $49.2 million offset by non-cash stock compensation expense of $5.8 million, $0.1 million of depreciation expense, $0.5 million in amortization of debt issuance costs, $0.6 million of non-cash interest expense, $0.2 million in non-cash equity interest, and an increase of $3.8 million in net operating assets and liabilities.

During the three months ended March 31, 2021, net cash used in operating activities was $26.9 million, which consisted primarily of a net loss of $26.4 million and a decrease in net operating assets and liabilities of $7.0 million, partially offset by non-cash stock compensation expense of $5.9 million, $0.1 million of depreciation expense, $0.3 million in amortization of debt issuance costs, and $0.2 million of non-cash interest expense.

Net cash used in operating activities increased by $11.3 million as compared to the three months ended March 31, 2021 primarily due to increase in net loss from an increase in research costs related to clinical trials as well as administrative costs operating as a commercial company.

Net cash used in investing activities

During the three months ended March 31, 2022, and the three months ended March 31, 2021, there was no cash provided or used in investing activities.

Net cash provided by financing activities

During the three months ended March 31, 2022, net cash provided by financing activities was $18 thousand, which consisted of proceeds from exercise of stock options.

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

Operating capital requirements and plan of operations

To date, we have generated limited revenue from product sales. We expect our expenses to increase as we continue the development of and seek additional regulatory approvals for trilaciclib, and continue to commercialize COSELA. As described in the risk factors included in the 2021 Form 10-K, we are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

•	our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under our license agreements and any collaboration agreements into which we enter;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license product candidates and technologies and the terms of such in-licenses;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue received from commercial sales of our product candidates; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Contractual Obligations, Commitments and Contingencies

There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for year ended December 31, 2021.

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

We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Form 10-K. There have been no material changes during the three months ended March 31, 2022, to our critical accounting policies, significant judgments and estimates disclosed in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $183.0 million as of March 31, 2022, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.

We also have exposure to market risk on our loan agreement with Hercules Capital, Inc. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%. As of March 31, 2022, $75.0 million was outstanding under the loan agreement with Hercules.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2021 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of these risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2021 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1*+	G1 Therapeutics, Inc. Amended and Restated 2021 Inducement Equity Incentive Plan.
10.2

Sales Agreement by and between the Registrant and Cowen and Company, LLC dated as of February 23, 2022, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (File No. 001-38096), and incorporated herein by reference.

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

G1 THERAPEUTICS, INC.

Date: May 4, 2022	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)