Form 10-Q
period 2022-06-30
G1 Therapeutics, Inc.
filed 2022-08-03
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-38096
_________________________________________________________
G1 THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	26-3648180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Park Offices Drive, Suite 200 Research Triangle Park, NC 27709
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (919) 213-9835
_________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of July 29, 2022 the registrant had 42,746,806 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$143,957	$221,186
Restricted cash	63	63
Accounts Receivable	10,787	5,688
Inventories	14,014	3,471
Prepaid expenses and other current assets	8,279	13,157
Total current assets	177,100	243,565
Property and equipment, net	2,265	2,013
Restricted cash	312	312
Operating lease assets	6,508	7,035
Other assets	694	1,169
Total assets	$186,879	$254,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,349	$2,897
Accrued expenses	26,599	23,180
Deferred revenue	10	31
Other current liabilities	1,294	1,505
Total current liabilities	37,252	27,613
Loan payable	76,102	75,190
Deferred revenue	1,000	1,000
Operating lease liabilities	6,200	6,750
Total liabilities	120,554	110,553
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 42,754,143 and 42,588,814 shares issued as of June 30, 2022, and December 31, 2021, respectively; 42,727,477 and 42,562,148 shares outstanding as of June 30, 2022, and December 31, 2021, respectively	4	4
Treasury stock, 26,666 shares as of June 30, 2022, and December 31, 2021	(8)	(8)
Additional paid-in capital	739,426	728,004
Accumulated deficit	(673,097)	(584,459)
Total stockholders’ equity	66,325	143,541
Total liabilities and stockholders' equity	$186,879	$254,094
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$8,718	$2,532	$14,198	$3,141
License revenue	1,855	4,072	3,277	17,681
Total revenues	10,573	6,604	17,475	20,822
Operating expenses
Cost of goods sold	976	808	1,645	1,051
Research and development	20,843	18,752	47,148	35,292
Selling, general and administrative	25,716	25,236	52,425	48,206
Total operating expenses	47,535	44,796	101,218	84,549
Loss from operations	(36,962)	(38,192)	(83,743)	(63,727)
Other income (expense)
Interest income	50	9	59	28
Interest expense	(2,407)	(927)	(4,672)	(1,675)
Other income (expense)	(127)	(92)	(282)	(132)
Total other income (expense), net	(2,484)	(1,010)	(4,895)	(1,779)
Loss before income taxes	(39,446)	(39,202)	(88,638)	(65,506)
Income tax expense	—	220	—	358
Net loss	$(39,446)	$(39,422)	$(88,638)	$(65,864)
Net loss per share, basic and diluted	$(0.92)	$(0.94)	$(2.08)	$(1.59)
Weighted average common shares outstanding, basic and diluted	42,707,703	42,119,850	42,697,508	41,414,254
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net loss during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	21,945	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,639	—	5,639
Net loss during quarter	—	—	—	—	—	(39,446)	(39,446)
Balance at June 30, 2022	42,754,143	$4	(26,666)	$(8)	$739,426	$(673,097)	$66,325

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443
Exercise of common stock options	230,347	—	—	—	1,481	—	1,481
Stock-based compensation	—	—	—	—	5,694	—	5,694
Net loss during quarter	—	—	—	—	—	(39,422)	(39,422)
Balance at June 30, 2021	42,272,987	$4	(26,666)	$(8)	$715,171	$(501,971)	$213,196
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(88,638)	$(65,864)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,404	11,586
Depreciation and amortization	254	238
Amortization of debt issuance costs	1,084	473
Non-cash interest expense	642	236
Non-cash equity interest, net	303	146
Change in operating assets and liabilities
Accounts receivable	(5,099)	(4,725)
Inventories	(10,543)	(1,402)
Prepaid expenses and other assets	5,759	(5,456)
Accounts payable	6,098	(456)
Accrued expenses and other liabilities	2,016	1,408
Deferred revenue	(21)	448
Net cash used in operating activities	(76,741)	(63,368)
Cash flows from investing activities
Purchases of property and equipment	(506)	—
Net cash provided/used in investing activities	(506)	—
Cash flows from financing activities
Proceeds from stock options exercised	18	3,745
Proceeds from loan agreement	—	10,000
Payments of debt issuance costs	—	(100)
Proceeds from public offering, net of underwriting fees and commissions	—	86,429
Payment of public offering costs	—	(51)
Net cash provided by financing activities	18	100,023
Net change in cash, cash equivalents and restricted cash	(77,229)	36,655
Cash, cash equivalents and restricted cash
Beginning of period	221,561	207,806
End of period	$144,332	$244,461
Supplemental disclosure of cash flow information
Cash paid for interest	$3,537	$1,132
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$354	$522
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to financial statements
(unaudited)
1. Business Description
G1 Therapeutics, Inc. (the “Company” or “G1”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company’s first U.S. Food and Drug Administration (“FDA”)-approved product, COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myelosuppression in decades. Trilaciclib was developed from a technology platform that targets key cellular pathways, including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient cyclin-dependent kinase 4/6 (“CDK4/6") inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses. The Company is exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these dual benefits of myeloprotection and improved anti-tumor efficacy for patients globally. The Company was incorporated on May 19, 2008 in the state of Delaware.
The Company uses “COSELA” when referring to its FDA approved drug and “trilaciclib” when referring to the development of COSELA for additional indications.
Product Portfolio
The Company’s lead compound, trilaciclib, is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib helps protect hematopoietic stem and progenitor cells (“HSPCs”) in the bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in patients. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. In addition, trilaciclib may improve anti-tumor efficacy when administered as combination treatment in patients by increasing their ability to receive more cytotoxic therapy, protecting their immune systems from damage caused by cytotoxic therapy, and improving their immune responses by modulating multiple immune functions while also allowing beneficial T cell proliferation. On February 12, 2021, trilaciclib (COSELA) was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive small cell lung cancer (“ES-SCLC”). The Company continues to explore these dual benefits of myeloprotection and anti-tumor efficacy across multiple clinical trials.
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

Trilaciclib Product Portfolio

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational trial (enrollment completed in June 2022)	1Q 2023	Primary: myeloprotection* Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational trial (enrolling)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (target enrollment achieved in July 2022)	4Q 2022	Primary: PFS Secondary: ORR, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.
*Initial results: (i) Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; (ii) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis; (iii) Phase 2 bladder cancer trial: ORR and myeloprotection endpoints; (iv) Phase 2 trial in combination with the ADC Trodelvy: preliminary safety data; (v) Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)
The Company also has an active investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest.
The Company has partnered with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) to develop trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan) since August 2020. On July 13, 2022, the China National Medical Products Administration (NMPA) conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is currently indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere is obligated to pay the Company a $13.0 million milestone payment, which the Company anticipates receiving in the third quarter of 2022. In total, G1 may receive up to $156.0 million in milestone payments. G1 will also receive double-digit royalties on annual net sales of COSELA in China.
The Company out-licensed global rights to lerociclib, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. In addition, the company out-licensed global rights to an internally discovered cyclin-dependent kinase 2 (“CDK2”) inhibitor for all human and veterinary uses. After completing the evaluation of the Company’s rintodestrant partnering options and recent data in the highly competitive oral SERD space, the Company made the strategic decision to discontinue the program. The Company is in the process of responsibly winding down all remaining clinical efforts for rintodestrant by the end of this year and will revert the rights back to the originator (University of Illinois Chicago); there are no additional financial obligations due to the originator resulting from the reversion. The Company also has intellectual property focused on cyclin-dependent kinase targets.

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
The information presented in the condensed financial statements and related notes as of June 30, 2022, and for the three and six months ended June 30, 2022, and 2021, is unaudited. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, (the “2021 Form 10-K”). The December 31, 2021 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.
The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced net losses since its inception and has an accumulated deficit of $673.1 million and $584.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Based on management’s cash flow projections the Company believes that its cash and cash equivalents are sufficient to fund the Company’s planned operations and remain in compliance with its financial covenants for at least the next 12 months from the date of issuance of these financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.
In connection with the Loan Payable described in Note 8, the Company is required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the monthly net revenue covenants, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of June 30, 2022, the Company was in compliance with all covenants.
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

Milestone Payments
At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. The Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances. For regulatory milestones, the Company recognizes revenue at a point in time upon approval, as that is when achievement of the milestone is considered probable. The Company assesses milestones as they are achieved to determine whether they are tied to any other performance obligations in the respective license agreements.
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
Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) GPO fees. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2022, and December 31, 2021, the Company had no such accruals.
There was no income tax expense recognized during the three and six months ended June 30, 2022. Income tax expense recognized during the three and six months ended June 30, 2021 related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the period.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At June 30, 2022, and December 31, 2021, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2022
Assets
Money market funds	$33,319	$—	$—	$33,319
Total assets at fair value	$33,319	$—	$—	$33,319

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2021
Assets
Money market funds	$110,443	$—	$—	$110,443
Total assets at fair value	$110,443	$—	$—	$110,443
During the three and six months ended June 30, 2022, and the year ended December 31, 2021, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 8), which was recorded using Level 3 inputs, has a variable interest rate and the carrying value approximates its fair value. As of June 30, 2022, the carrying value was $76.1 million.
4. Inventories
Inventories as of June 30, 2022, and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,516	$2,105
Work in process	3,061	1,342
Finished goods	3,437	24
Inventories	$14,014	$3,471
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	—
Accumulated depreciation	(1,550)	(1,296)
Property and equipment, net	$2,265	$2,013
Depreciation expense relating to property and equipment was $139 thousand and $254 thousand for the three and six months ended June 30, 2022, respectively, and $118 thousand and $238 thousand for the three and six months ended June 30, 2021, respectively.
6. Patent License Agreement
On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (the “University”), which was amended on March 24, 2017. In May 2022, the Company notified the University that it was terminating the license agreement.
7. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued external research	$483	$773
Accrued professional fees and other	4,460	8,058
Accrued external clinical study costs	18,283	9,579
Accrued compensation expense	3,373	4,770
Accrued expenses	$26,599	$23,180
8. Loan Payable
On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the Phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (“Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million will be available through December 31, 2022. The fourth tranche of $20.0 million will be available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.

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
On June 24, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extends the time for drawing the remainder of the tranche 1 advance of up to $25.0 million from September 15, 2022 to December 31, 2022. The Third Amendment also adds a minimum cash covenant whereby the Company must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon the Company achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022 with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 80% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Company evaluated the Third Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Amendment was a modification and there was no impact to the financial statements.
During the six months ended June 30, 2022, the Company recognized $4.7 million of interest expense related to the debt, which is reflected in other income (expense), net on the statement of operations.
As of June 30, 2022, the future principal payments due under the Loan Agreement, excluding interest, is as follows (in thousands):

Amount
2022	$—
2023	—
2024	2,818
2025	35,744
2026	36,438
Total principal outstanding	75,000
End of term charge	1,916
Unamortized debt issuance costs	(815)
Total	$76,102
9. Stockholders’ Equity
Common Stock
The Company is authorized to issue 120.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, as, if and when declared by the Company’s Board of Directors.

On June 15, 2018, the Company entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allowed the Company to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as its agent. Between January 14, 2021 and February 9, 2021, the Company sold 3,513,027 shares of common stock pursuant to this agreement, resulting in $86.4 million in net proceeds. As of February 9, 2021, the Company used the entirety of the remaining availability under the 2018 sales agreement with Cowen.
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
Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of June 30, 2022, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at June 30, 2022, and December 31, 2021 as follows:

	June 30, 2022	December 31, 2021
Common stock options outstanding	7,859,681	6,701,727
RSUs outstanding	642,898	414,991
Options and RSUs available for grant under Equity Incentive Plans	2,066,998	1,771,635
	10,569,577	8,888,353

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
2017 Equity Incentive Plan
In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2022, and in accordance with the “evergreen” provision of the 2017 Plan, an additional 1,096,553 shares were made available for issuance.
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
As of June 30, 2022, there were a total of 1,363,418 shares of common stock available for future issuance under the 2017 Plan.
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
As of June 30, 2022, there was a total of 703,580 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$52	$126	$103	$169
Research and development	1,020	1,228	2,169	2,633
Selling, general and administrative	4,567	4,340	9,132	8,784
Total stock-based compensation expense	$5,639	$5,694	$11,404	$11,586
Stock options— Black-Scholes inputs
The fair value of stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2022, and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	77.4% - 79.3%	78.6% - 79.6%	76.7% - 79.3%	78.3% - 79.6%
Weighted-average risk free rate	2.5% - 3.2%	1.0% - 1.2%	1.4% - 3.2%	0.4% - 1.2%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.72	5.80	6.00	5.98

Stock Option Activity
The following table is a summary of the Stock option activity for the six months ended June 30, 2022:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2021	6,701,727	$17.88	7.2	$10,427
Granted	1,574,439	9.63
Cancelled	(27,333)	0.67
Exercised	(389,152)	20.70
Balance as of June 30, 2022	7,859,681	$16.15	7.3	$3,468
Exercisable at December 31, 2021	3,660,578	$16.72	5.9	$10,422
Vested at December 31, 2021 and expected to vest	6,701,727	$17.88	7.2	$10,427
Exercisable at June 30, 2022	4,345,044	$17.43	5.9	$3,467
Vested at June 30, 2022 and expected to vest	7,859,681	$16.15	7.3	$3,468
As of June 30, 2022, unrecognized compensation expense related to unvested stock options totaled $31.0 million, which the Company expects to be recognized over a weighted-average period of approximately 2.4 years.
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
The following table is a summary of the RSU activity for six months ended June 30, 2022:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2021	414,991	$18.24
Granted	428,031	9.50
Cancelled	(137,996)	18.65
Vested	(62,128)	12.06
Balance as of June 30, 2022	642,898	$12.92
As of June 30, 2022, there was $6.9 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.6 years.
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
There was no revenue recognized during the six months ended June 30, 2022.
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
There was no milestone revenue recognized during the six months ended June 30, 2022.
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
For the six months ended June 30, 2022, the Company recognized revenue of $1.4 million for the reimbursement of clinical trials costs. No development and commercial milestones, as defined by the license agreement, have been achieved through June 30, 2022.

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
For the six months ended June 30, 2022, the Company recognized $1.3 million for reimbursement of clinical trial costs and $0.4 million for license revenue supply. There was no milestone revenue recognized during the six months ended June 30, 2022.
12. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three and six months ended June 30, 2022, and 2021, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options issued and outstanding	7,760,860	7,114,398	7,748,660	7,281,645
Unvested RSUs	623,932	462,610	615,201	464,106
Total potential dilutive shares	8,384,792	7,577,008	8,363,861	7,745,751
Amounts in the table above reflect the common stock equivalents of the noted instrument.
13. Income Taxes
The Company’s effective income tax rate was 0.0% and (0.6%) for the three months ended June 30, 2022 and 2021 and 0.0% and (0.5%) for the six months ended June 30, 2022, and 2021, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.
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

15. Subsequent Event
On July 13, 2022, NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is currently indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere is obligated to pay the Company a $13.0 million milestone payment, which the Company anticipates receiving in the third quarter of 2022.
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
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myeloprotection in decades. Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses. We are exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these dual benefits of myeloprotection and improved anti-tumor efficacy for patients globally.
We use “COSELA” when referring to our FDA approved drug and “trilaciclib” when referring to our development of COSELA for additional indications.
COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive-stage small cell lung cancer.
COSELA is an injection for intravenous (IV) use given within four hours before chemotherapy.
Commercial Product
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
We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including checkpoint inhibitors and targeted chemotherapy medicines called antibody-drug conjugates (ADCs).
In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. In December 2021, the Company and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to allow us to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives have been hired, trained, and deployed into their respective regions. The second quarter of 2022 was the first full quarter of sales solely by the G1 COSELA sales team.
On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). On July 13, 2022, the China National Medical Products Administration (NMPA) conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere is obligated to pay us a $13.0 million milestone payment, which we anticipate receiving in the third quarter of 2022. In total, we may receive up to $156.0 million in milestone payments. We will also receive double-digit royalties on annual net sales of COSELA in China.
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
We are executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We currently have five ongoing clinical trials: a pivotal Phase 3 trial in 1L colorectal cancer (“CRC”), a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies across treatment settings and tumor types will evaluate trilaciclib’s dual benefits of proactive multi-lineage myeloprotection and anti-tumor efficacy across tumor types. In addition, the MOA and ADC trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. We are also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
Trilaciclib Product Portfolio

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational Phase 3 trial (enrollment completed in June 2022)	1Q 2023	Primary: myeloprotection* Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrolling)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (target enrollment achieved in July 2022)	4Q 2022	Primary: PFS Secondary: ORR, OS, myeloprotection*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022	Primary: PFS Secondary: ORR, OS, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.

*Initial results: (i) Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; (ii) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis; (iii) Phase 2 bladder cancer trial: ORR and myeloprotection endpoints; (iv) Phase 2 trial in combination with the ADC Trodelvy: preliminary safety data; (v) Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)
Lerociclib
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
Rintodestrant
Rintodestrant is an oral SERD for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. After completing the evaluation of our rintodestrant partnering options and recent data in the highly competitive oral SERD space, we made the strategic decision to discontinue the program. We are responsibly winding down all remaining clinical efforts for rintodestrant by the end of this year and will revert the rights back to the originator (University of Illinois Chicago); there are no additional financial obligations due to the originator resulting from the reversion.
CDK2 Inhibitor
In 2020, we entered into a global license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, for the development and commercialization of an internally discovered cyclin-dependent kinase 2 (“CDK2”) inhibitor for all human and veterinary uses. Incyclix is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely owned patent families.
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
As of June 30, 2022, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $14.2 million and $11.1 million of net product sales from COSELA for six months ended June 30, 2022, and the year ended December 31, 2021, respectively. We recorded $3.3 million and $20.4 million of license revenue for the six months ended June 30, 2022, and the year ended December 31, 2021, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of June 30, 2022, we had cash and cash equivalents of $144.0 million. Since inception we have incurred net losses. As of June 30, 2022, we had an accumulated deficit of $673.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and selling, general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:
•continue development of trilaciclib, including initiation of additional clinical trials;
•identify and develop new product candidates;
•seek additional marketing approvals for trilaciclib upon successful completion of clinical trials;
•grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•achieve market acceptance of our product in the medical community and with third-party payors;
•maintain, expand and protect our intellectual property portfolio;
•hire additional personnel;
•enter into collaboration arrangements, if any, for the development of our product or in-license other products and technologies;
•identify and develop new product candidates;
•add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•continue to incur increased costs as a result of operating as a public company.
Components of our Results of Operations
Revenue
On February 12, 2021, COSELA was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues have been derived from our license agreements.
We entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) in September 2020. This was recognized as revenue once the transfer of the related technology and know-how was completed in the fourth quarter of 2020. On July 13, 2022, the China National Medical Products Administration (NMPA) conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere is obligated to pay us a $13.0 million milestone payment, which we anticipate receiving in the third quarter of 2022. We have the potential to receive a total of $156.0 million upon reaching development and commercial milestones, and receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. We did not receive any development milestones during the six months ended June 30, 2022.

We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. We did not receive any development milestones during the six months ended June 30, 2022.
We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the six months ended June 30, 2022.
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
Research and development costs are expensed as incurred. Our research and development expense primarily consists of:
•salaries and personnel-related costs, including bonuses, benefits and any stock-based compensation, for our scientific personnel performing or managing out-sourced research and development activities;
•costs incurred under agreements with contract research organizations and investigative sites that conduct preclinical studies and clinical trials;
•costs related to manufacturing pharmaceutical active ingredients and drug products for preclinical studies and clinical trials;
•costs related to upfront and milestone payments under in-licensing agreements;
•fees paid to consultants and other third parties who support our product development; and
•allocated facility-related costs and overhead.

The successful development of our products is highly uncertain. Products in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect research and development costs to increase as we conduct later stage clinical trials. However, we do not believe that it is possible at this time to accurately project total program-specific expenses. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs and timing of clinical trials and development of our products will depend on a variety of factors, including:
•the scope, rate of progress, and expenses of our ongoing as well as any additional clinical trials and other research and development activities;
•future clinical trial results;
•achievement of milestones requiring payments under our in-licensing agreements;
•uncertainties in clinical trial enrollment rates or drop-out or discontinuation rates of patients;
•potential additional studies requested by regulatory agencies;
•significant and changing government regulation; and
•the timing and receipt of any regulatory approvals.
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
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2021 related to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the quarter. We did not recognize any income tax expense for the three and six months ended June 30, 2022.

Results of Operations
Comparison of the three months ended June 30, 2022 and June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021	$
		(in thousands)
Revenues
Product sales, net	$8,718	$2,532	$6,186
License revenue	1,855	4,072	(2,217)
Total revenues	10,573	6,604	3,969
Operating expenses
Cost of goods sold	976	808	168
Research and development	20,843	18,752	2,091
Selling, general and administrative	25,716	25,236	480
Total operating expenses	47,535	44,796	2,739
Loss from operations	(36,962)	(38,192)	1,230
Other income (expense)
Interest income	50	9	41
Interest expense	(2,407)	(927)	(1,480)
Other income (expense)	(127)	(92)	(35)
Total other income (expense), net	(2,484)	(1,010)	(1,474)
Loss before income taxes	(39,446)	(39,202)	(244)
Income tax expense	—	220	(220)
Net loss	$(39,446)	$(39,422)	$(24)
Product sales, net
Product sales, net was $8.7 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $6.2 million, or 244%, was primarily due to increased sales volume as we continued our commercialization efforts.
License Revenue
License revenue was $1.9 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $2.2 million, or -54%, was primarily due to the $3.0 million in revenue recognized in the prior period from a development milestone related to the Simcere license agreement, partially offset by the $0.8 million more in revenue recognized in the current period related to reimbursements from EQRx and Simcere for cost associated with the lerociclib and trilaciclib clinical trials.
Cost of goods sold
Cost of goods sold was $1.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.2 million, or 21%, was primarily due to an increase in units sold during the current period partially offset by a decrease in overhead and personnel costs.

Research and development
Research and development expenses were $20.8 million for the three months ended June 30, 2022, compared to $18.8 million for the three months ended June 30, 2021. The increase of $2.0 million, or 11%, was primarily due to an increase of $3.0 million in clinical trial costs offset by a decrease of $0.8 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and a decrease of $0.2 million in pre-clinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$18,054	$14,973
Clinical Program Expenses—rintodestrant	581	531
Clinical Program Expenses—lerociclib	862	968
Chemical Manufacturing and Development	721	1,505
Discovery, Pre-Clinical and Other Expenses	625	775
Total Research and Development Expenses	$20,843	$18,752
Selling, general and administrative
Selling, general and administrative expenses were $25.7 million for the three months ended June 30, 2022, compared to $25.2 million for the three months ended June 30, 2021. The increase of $0.5 million, or 2%, was primarily due to an increase of $4.4 million in personnel costs due to increased headcount, of which $0.1 million related to non-cash stock compensation expense, and an increase of $0.1 million in insurance and other administrative costs. The increase is offset by a decrease of $0.3 million in medical affairs costs, $2.5 million in commercialization activities, $0.4 million in professional and legal fees, and $0.8 million in IT-related costs.
Total other income (expense), net
Total other income (expense), net was $(2.5) million for the three months ended June 30, 2022, as compared to $(1.0) million for the three months ended June 30, 2021. The change of $1.5 million, or 146%, was primarily due to an increase in interest expense recognized on our loan payable.
Income tax expense
There was no income tax expense recognized for the three months ended June 30, 2022, as compared to $0.2 million for the three months ended June 30, 2021. Income tax expense in the prior period related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the quarter.

Results of Operations
Comparison of the six months ended June 30, 2022 and June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021	$
		(in thousands)
Revenues
Product sales, net	$14,198	$3,141	$11,057
License revenue	3,277	17,681	(14,404)
Total revenues	17,475	20,822	(3,347)
Operating expenses			—
Cost of goods sold	1,645	1,051	594
Research and development	47,148	35,292	11,856
Selling, general and administrative	52,425	48,206	4,219
Total operating expenses	101,218	84,549	16,669
Loss from operations	(83,743)	(63,727)	(20,016)
Other income (expense)
Interest income	59	28	31
Interest expense	(4,672)	(1,675)	(2,997)
Other income (expense)	(282)	(132)	(150)
Total other income (expense), net	(4,895)	(1,779)	(3,116)
Loss before income taxes	(88,638)	(65,506)	(23,132)
Income tax expense	—	358	(358)
Net loss	$(88,638)	$(65,864)	$(22,774)
Product sales, net
Product sales, net was $14.2 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $11.1 million, or 352%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval on February 12, 2021 and COSELA was commercially available beginning March 2, 2021.
License Revenue
License revenue was $3.3 million and $17.7 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $14.4 million, or -81%, was primarily due to the $11.0 million in revenue recognized in the prior period from development milestones related to the Simcere and EQRx license agreements and the $4.7 million more in revenue for the delivery of clinical drug supply and manufacturing services to Simcere, EQRx, and Genor, partially offset by the $1.3 million more in revenue recognized in the current period related to reimbursements from EQRx and Simcere for cost associated with the lerociclib and trilaciclib clinical trials.
Cost of goods sold
Cost of goods sold was $1.6 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.5 million, or 57%, was primarily due to an increase in units sold during the current period.

Research and development
Research and development expenses were $47.1 million for the six months ended June 30, 2022, compared to $35.3 million for the six months ended June 30, 2021. The increase of $11.8 million, or 34%, was primarily due to an increase of $13.7 million in clinical trial costs offset by a decrease of $1.7 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and a decrease of $0.2 million in pre-clinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$41,705	$26,721
Clinical Program Expenses—rintodestrant	1,206	1,896
Clinical Program Expenses—lerociclib	1,466	1,995
Chemical Manufacturing and Development	1,573	3,250
Discovery, Pre-Clinical and Other Expenses	1,198	1,430
Total Research and Development Expenses	$47,148	$35,292
Selling, general and administrative
Selling, general and administrative expenses were $52.4 million for the six months ended June 30, 2022, compared to $48.2 million for the six months ended June 30, 2021. The increase of $4.2 million, or 9%, was due to an increase of $8.6 million in personnel costs due to increased headcount, of which $0.1 million related to non-cash stock compensation expense, and an increase of $0.5 million in professional services, insurance and other administrative costs. The increase is offset by a decrease in $0.7 million in medical affairs costs, $2.7 million in commercialization activities, $0.2 million in legal fees, $0.9 million in IT-related costs, and $0.3 million in franchise taxes.
Total other income (expense), net
Total other income (expense), net was $(4.9) million for the six months ended June 30, 2022, as compared to $(1.8) million for the six months ended June 30, 2021. The change of $3.1 million, or 175%, was primarily due to an increase in interest expense recognized on our loan payable.
Income tax expense
There was no income tax expense recognized for the six months ended June 30, 2022, as compared to $0.4 million for the six months ended June 30, 2021. Income tax expense in the prior period related to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement.
Liquidity and Capital Resources
We have incurred cumulative losses and negative cash flows from operations since our inception in 2008. As of June 30, 2022, we had an accumulated deficit of $673.1 million. We anticipate that we will continue to incur losses.
As of June 30, 2022, we had cash and cash equivalents of $144.0 million. To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our debt agreement with Hercules Capital, Inc. (“Hercules”), and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.
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
At-the-market offerings
On June 15, 2018, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $125.0 million from time to time through Cowen, acting as our agent (the "2018 Sales Agreement"). Between June 18, 2018 and August 2, 2018, we sold 752,008 shares of common stock pursuant to the 2018 Sales Agreement resulting in $36.1 million in net proceeds, realizing $12.1 million in the second quarter and the remaining $24.0 million by August 2, 2018.
Between January 14, 2021 and February 9, 2021, we sold 3,513,027 shares of common stock pursuant to the 2018 Sales Agreement resulting in $86.4 million in net proceeds. As of February 9, 2021, we used the entirety of the remaining availability under the 2018 Sales Agreement with Cowen.
In connection with the 2021 Form S-3, on July 2, 2021, we entered into a sales agreement for “at the market offerings” with Cowen, which allowed us to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $150.0 million from time to time through Cowen, acting as our agent (the “2021 Sales Agreement”). We did not sell any shares of common stock or other securities under the 2021 Sales Agreement and we terminated the 2021 Sales Agreement on February 23, 2022. Also, on February 23, 2022, we entered into a sales agreement for “at the market offerings” with Cowen, acting as our agent (the "2022 Sales Agreement"), which allows us to issue and sell shares of common stock pursuant to the 2021 Form S-3 for total gross sales proceeds of up to $100.0 million from time to time through Cowen.
As of the date hereof, we have not sold any shares of common stock or other securities under the 2022 Sales Agreement.
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
On March 31, 2021, we entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby we drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.
On November 1, 2021, we entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment") with Hercules under which Hercules has agreed to lend us up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, we borrowed an additional $45.0 million from tranche 1 with $25.0 million remaining to be borrowed through September 15, 2022. No principal payments are due during an interest-only period, commencing on the close of the Second Amendment and continuing through December 1, 2024. The interest only period may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through the maturity date of November 1, 2026.

On June 24, 2022, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extends the time for drawing the Tranche 1D Advance of up to $25.0 million from September 15, 2022 to December 31, 2022. The Third Amendment also adds a minimum cash covenant whereby we must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon us achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022, with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, we must have achieved net product revenue of COSELA of at least 80% of the amounts projected in our forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the monthly net revenue covenants, minimum cash covenant or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of June 30, 2022, the Company was in compliance with all covenants.
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
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones in the first half of 2022.
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
Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx will reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of the quarter, and EQRx will pay within 30 days after its receipt of such invoice. We did not recognize any revenue related to development milestones in the first half of 2022.
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

Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we will furnish to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. We did not recognize any revenue related to development milestones in the first half of 2022.
On July 13, 2022, the China National Medical Products Administration (NMPA) conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere is obligated to pay us a $13.0 million milestone payment, which we anticipate receiving in the third quarter of 2022.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2022		Change
	2022	2021	$
	(in thousands)
Net cash used in operating activities	$(76,741)	$(63,368)	$(13,373)
Net cash provided/used in investing activities	(506)	—	(506)
Net cash provided by financing activities	18	100,023	(100,005)
Net change in cash, cash equivalents, and restricted cash	$(77,229)	$36,655	$(113,884)
Net cash used in operating activities
During the six months ended June 30, 2022, net cash used in operating activities was $76.7 million which consisted primarily of a net loss of $88.6 million and a decrease in net operating assets and liabilities of $1.8 million, offset by non-cash stock compensation expense of $11.4 million, $0.3 million of depreciation expense, $1.1 million in amortization of debt issuance costs, $0.6 million of non-cash interest expense, and $0.3 million in non-cash equity interest.
During the six months ended June 30, 2021, net cash used in operating activities was $63.4 million, which consisted primarily of a net loss of $65.9 million and a decrease in net operating assets and liabilities of $10.2 million, partially offset by non-cash stock compensation expense of $11.6 million, $0.2 million of depreciation expense, $0.5 million in amortization of debt issuance costs, and $0.4 million of non-cash interest expense.
Net cash used in operating activities increased by $13.4 million as compared to the six months ended June 30, 2021 primarily due to increase in net loss from an increase in research costs related to clinical trials as well as administrative costs operating as a commercial company.
Net cash used in investing activities
During the six months ended June 30, 2022, net cash used in investing activities was $0.5 million due to the purchase of manufacturing equipment placed in service during the quarter ended June 30, 2022.
During the six months ended June 30, 2021, there was no cash provided or used in investing activities.
Net cash provided by financing activities
During the six months ended June 30, 2022, net cash provided by financing activities consisted of proceeds from exercise of stock options.
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
We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs for at least the next 12 months from the date of issuance of the financial statements.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of nonclinical development, laboratory testing and clinical trials for our product candidates;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our product candidates;
•the extent to which we enter into non-exclusive, jointly funded clinical research collaboration arrangements, if any, for the development of our product candidates in combination with other companies’ products;
•our ability to establish such collaborative co-development arrangements on favorable terms, if at all;
•the achievement of milestones or occurrence of other developments that trigger payments under our license agreements and any collaboration agreements into which we enter;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•the extent to which we acquire or in-license product candidates and technologies and the terms of such in-licenses;
•the costs of commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•the potential benefit of the NMPA’s conditional approval for our products and product candidates and our ability to provide comprehensive clinical data from post-approval clinical research;
•revenue received from commercial sales of our product candidates;
•our ability to meet the required financial covenants under our loan agreement; and
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than amounts included under the terms of our licensing arrangements and the loan agreement with Hercules, which are subject to certain conditions, we do not have any committed external source of funds. The Company may be bound by ongoing compliance with financial covenants under the loan agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Form 10-K. There have been no material changes during the six months ended June 30, 2022, to our critical accounting policies, significant judgments and estimates disclosed in our 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements, including respective adoption dates and the potential impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $144.0 million as of June 30, 2022, which consists of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. As of June 30, 2022, $75.0 million was outstanding under the loan agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and six months ended June 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 6. Exhibits.

Exhibit Number	Description
10.1*	Third Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated June 24, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 3, 2022	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)