Form 10-Q
period 2022-09-30
G1 Therapeutics, Inc.
filed 2022-11-02
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of October 28, 2022 the registrant had 42,912,081 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$93,238	$221,186
Restricted cash	63	63
Marketable securities	29,744	—
Accounts Receivable	10,521	5,688
Inventories	13,950	3,471
Prepaid expenses and other current assets	9,949	13,157
Total current assets	157,465	243,565
Property and equipment, net	2,126	2,013
Restricted cash	250	312
Operating lease assets	6,239	7,035
Other assets	493	1,169
Total assets	$166,573	$254,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,442	$2,897
Accrued expenses	27,251	23,180
Deferred revenue	9	31
Other current liabilities	1,432	1,505
Total current liabilities	37,134	27,613
Loan payable	76,558	75,190
Deferred revenue	1,000	1,000
Operating lease liabilities	5,916	6,750
Total liabilities	120,608	110,553
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2022, and December 31, 2021; 42,923,747 and 42,588,814 shares issued as of September 30, 2022, and December 31, 2021, respectively; 42,897,081 and 42,562,148 shares outstanding as of September 30, 2022, and December 31, 2021, respectively	4	4
Treasury stock, 26,666 shares as of September 30, 2022, and December 31, 2021	(8)	(8)
Additional paid-in capital	744,338	728,004
Accumulated deficit	(698,369)	(584,459)
Total stockholders’ equity	45,965	143,541
Total liabilities and stockholders' equity	$166,573	$254,094
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$8,269	$3,576	$22,467	$6,717
License revenue	15,307	1,282	18,584	18,963
Total revenues	23,576	4,858	41,051	25,680
Operating expenses
Cost of goods sold	1,111	591	2,756	1,642
Research and development	19,581	21,143	66,729	56,435
Selling, general and administrative	24,432	24,268	76,857	72,474
Total operating expenses	45,124	46,002	146,342	130,551
Loss from operations	(21,548)	(41,144)	(105,291)	(104,871)
Other income (expense)
Interest income	211	7	270	35
Interest expense	(2,764)	(934)	(7,436)	(2,609)
Other income (expense)	48	(76)	(234)	(208)
Total other income (expense), net	(2,505)	(1,003)	(7,400)	(2,782)
Loss before income taxes	(24,053)	(42,147)	(112,691)	(107,653)
Income tax expense	1,219	321	1,219	679
Net loss	$(25,272)	$(42,468)	$(113,910)	$(108,332)
Net loss per share, basic and diluted	$(0.59)	$(1.00)	$(2.67)	$(2.60)
Weighted average common shares outstanding, basic and diluted	42,799,342	42,383,573	42,731,826	41,740,911
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net loss during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	21,945	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,639	—	5,639
Net loss during quarter	—	—	—	—	—	(39,446)	(39,446)
Balance at June 30, 2022	42,754,143	$4	(26,666)	$(8)	$739,426	$(673,097)	$66,325
Exercise of common stock options	150,275	$—	—	$—	$127	$—	$127
Restricted stock units vested	19,329	$—	—	$—	$—	$—	$—
Stock-based compensation	—	$—	—	$—	$4,785	$—	$4,785
Net loss during quarter	—	$—	—	$—	$—	$(25,272)	$(25,272)
Balance at September 30, 2022	42,923,747	$4	(26,666)	$(8)	$744,338	$(698,369)	$45,965

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027	—	—	—	86,378	—	86,378
Exercise of common stock options	388,857	—	—	—	2,264	—	2,264
Stock-based compensation	—	—	—	—	5,892	—	5,892
Net loss during quarter	—	—	—	—	—	(26,442)	(26,442)
Balance at March 31, 2021	42,042,640	$4	(26,666)	$(8)	$707,996	$(462,549)	$245,443
Exercise of common stock options	230,347	—	—	—	1,481	—	1,481
Stock-based compensation	—	—	—	—	5,694	—	5,694
Net loss during quarter	—	—	—	—	—	(39,422)	(39,422)
Balance at June 30, 2021	42,272,987	$4	(26,666)	$(8)	$715,171	$(501,971)	$213,196
Exercise of common stock options	275,827	$—	—	$—	$2,083	$—	$2,083
Stock-based compensation	—	$—	—	$—	$5,528	$—	$5,528
Net loss during quarter	—	$—	—	$—	$—	$(42,468)	$(42,468)
Balance at September 30, 2021	42,548,814	$4	(26,666)	$(8)	$722,782	$(544,439)	$178,339
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(113,910)	$(108,332)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	16,189	$17,114
Accretion of discount on available for sale securities	(83)	$—
Depreciation and amortization	393	$355
Amortization of debt issuance costs	1,690	$682
Non-cash interest expense	726	$236
Non-cash equity interest, net	354	$228
Change in operating assets and liabilities
Accounts receivable	(4,833)	$(5,003)
Inventories	(10,479)	$(1,375)
Prepaid expenses and other assets	5,730	$(4,580)
Accounts payable	3,819	$(109)
Accrued expenses and other liabilities	2,438	$2,547
Deferred revenue	(22)	$789
Net cash used in operating activities	(97,988)	$(97,448)
Cash flows from investing activities
Purchases of marketable securities	(29,661)	$—
Purchases of property and equipment	(506)	$—
Net cash provided/used in investing activities	(30,167)	$—
Cash flows from financing activities
Proceeds from stock options exercised	145	$5,828
Proceeds from loan agreement	—	$10,000
Payments of debt issuance costs	—	$(100)
Proceeds from public offering, net of underwriting fees and commissions	—	$86,429
Payment of public offering costs	—	$(51)
Net cash provided by financing activities	145	$102,106
Net change in cash, cash equivalents and restricted cash	(128,010)	$4,658
Cash, cash equivalents and restricted cash
Beginning of period	221,561	$207,806
End of period	$93,551	$212,464
Supplemental disclosure of cash flow information
Cash paid for interest	$5,610	$1,856
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$1,726	$114
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to financial statements
(unaudited)
1. Business Description
G1 Therapeutics, Inc. (the “Company” or “G1”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company’s first U.S. Food and Drug Administration (“FDA”)-approved product, COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myelosuppression in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in China.
Trilaciclib was developed from a technology platform that targets key cellular pathways, including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. G1 is currently pursuing trilaciclib across key growth platforms. Controlled administration and clean G1 arrest from transient cyclin-dependent kinase 4/6 (“CDK4/6") inhibition can protect the bone marrow and reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also may improve survival in combination with leading and emerging treatments through (1) myeloprotection, enabling increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, while also allowing beneficial T cell proliferation, which may improve patients’ overall anti-tumor immune responses. The Company is exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these potential benefits of myeloprotection and improved survival in combination with leading and emerging treatments for patients globally. The Company was incorporated on May 19, 2008 in the State of Delaware.
The Company uses “COSELA” when referring to its FDA approved drug and “trilaciclib” when referring to the development of COSELA for additional indications.
Product Portfolio
The Company’s lead compound, trilaciclib, is a first-in-class therapy initially designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib helps protect hematopoietic stem and progenitor cells (“HSPCs”) in the bone marrow by transiently inhibiting CDK4/6 leading to a temporary arrest of susceptible host cells during chemotherapy in patients. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy. In addition, trilaciclib may improve survival outcomes when administered as combination with leading and emerging treatments in patients by increasing their ability to receive more cytotoxic therapy, protecting their immune systems from damage caused by cytotoxic therapy (myeloprotection), and improving their immune response by modulating multiple immune functions while also allowing beneficial T cell proliferation (immunomodulation). On February 12, 2021, trilaciclib (COSELA) was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive small cell lung cancer (“ES-SCLC”). On July 13, 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved in China by the NMPA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. The Company continues to explore these potential benefits across multiple clinical trials.

The Company is also executing on its tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors and to generate new data for trilaciclib in a variety of cytotoxic settings and treatment combinations to maximize its potential for patients in existing and future treatment paradigms. The Company currently has five on-going clinical trials: a Phase 3 pivotal trial in 1L colorectal cancer (“CRC”), a Phase 3 pivotal trial in 1L metastatic triple negative breast cancer (“mTNBC”), a Phase 2 trial in 1L bladder cancer with chemotherapy induction and checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and anti-tumor efficacy/survival in combination with leading and emerging treatments by myeloprotection and/or immunomodulation. In addition, the MOA and ADC Phase 2 trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. The Company is also conducting extensive preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of new and emerging therapeutic agents that may be pursued as combination treatments in future clinical trials. New non-clinical data presented in September 2022 showed consistent synergistic potential of trilaciclib to enhance the cancer immune cycle by enhancing T cell activation, favorably altering the tumor microenvironment, and improving long-term surveillance.
In November 2022, the Company provided encouraging initial data from its ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia, due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles, compared to the previously published sacituzumab govitecan-hziy single agent safety profile. The Company expects to release a more comprehensive data set including safety and initial efficacy results at a medical meeting in the first half of 2023.
Trilaciclib Product Portfolio

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational Phase 3 trial (enrollment completed in June 2022)	1Q 2023	Primary: myeloprotection* Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment completed in October 2022)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: PFS Secondary: ORR, OS, safety*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022 - milestone achieved	Primary: PFS Secondary: ORR, OS, safety*, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.
*Additional initial results expected: (i) Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; (ii) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis; (iii) Phase 2 bladder cancer trial: ORR and preliminary safety data; (iv) Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)
The Company also has an active investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest. In October of 2022, the Company announced that it is supporting a recently-initiated Phase 2 ISS of trilaciclib and lurbinectedin in patients with ES-SCLC. The primary endpoint is the rate of grade 4 neutropenia in any cycle when trilaciclib is administered prior to lurbinectedin in enrolled subjects.
The Company has partnered with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) to develop trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan) since August 2020. On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is currently indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere paid the Company a $13.0 million milestone payment in the third quarter of 2022. In total, G1 may receive up to $156.0 million in milestone payments. G1 will also receive double-digit royalties on annual net sales of COSELA in China.
The Company out-licensed global rights to lerociclib in 2020, an internally discovered and differentiated oral CDK4/6 inhibitor designed to enable more effective combination treatment strategies across multiple oncology indications. In addition, the company out-licensed global rights to an internally discovered cyclin-dependent kinase 2 (“CDK2”) inhibitor for all human and veterinary uses. After completing the evaluation of the Company’s rintodestrant partnering options and recent data in the highly competitive oral SERD space, the Company made the strategic decision to discontinue the program. The Company reverted the rights back to the originator (University of Illinois Chicago) during the third quarter of 2022; there are no additional financial obligations due to the originator resulting from the reversion. The Company also has intellectual property focused on cyclin-dependent kinase targets.
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
The information presented in the condensed financial statements and related notes as of September 30, 2022, and for the three and nine months ended September 30, 2022, and 2021, is unaudited. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, (the “2021 Form 10-K”). The December 31, 2021 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. Certain amounts have been reclassified to conform to current presentation.

The Company has experienced net losses since its inception and has an accumulated deficit of $698.4 million and $584.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. As of the date of issuance of these financial statements, the Company expects that its cash and cash equivalents and marketable securities as of September 30, 2022 will not be sufficient to fund the Company’s planned operations and remain in compliance with its financial covenants for the next 12 months from the date of issuance of these financial statements. Based on the foregoing, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations, and could result in the default on our loan payable. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
In connection with the Loan Payable described in Note 8, the Company is required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the monthly net revenue covenants, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of September 30, 2022, the Company was in compliance with all covenants.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held primarily in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each condensed balance sheet date. The Company classified all of its marketable securities at September 30, 2022 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net.

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
Debt
The Company classifies its loan payable in current or long-term liabilities based on the timing of scheduled principal payments. The loan and security agreement (the "Loan Agreement") with Hercules Capital contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments.
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
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2022, and December 31, 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2022, and December 31, 2021, the Company had no such accruals.
There was $1.2 million of income tax expense recognized during the three and nine months ended September 30, 2022. There was $0.3 million and $0.7 million of income tax expense recognized during the three and nine months ended September 30, 2021, respectively. The income tax expense related to the foreign withholding taxes incurred as a result of the Simcere milestone payments received during the respective periods.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At September 30, 2022, and December 31, 2021, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2022
Assets:
Cash and cash equivalents	$51,675	$—	$—	$51,675
Marketable securities:
U.S. Treasury Bills	$29,744	$—	$—	$29,744
Total assets at fair value	$81,419	$—	$—	$81,419

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2021
Assets
Cash and cash equivalents	$110,443	$—	$—	$110,443
Marketable securities:
U.S. Treasury Bills	$—	$—	$—	$—
Total assets at fair value	$110,443	$—	$—	$110,443
During the three and nine months ended September 30, 2022, and the year ended December 31, 2021, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 8), which was recorded using Level 3 inputs, has a variable interest rate and the carrying value approximates its fair value. As of September 30, 2022, the carrying value was $76.6 million.

4. Inventories
Inventories as of September 30, 2022, and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$7,516	$2,105
Work in process	2,845	1,342
Finished goods	3,589	24
Inventories	$13,950	$3,471
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	—
Accumulated depreciation	(1,689)	(1,296)
Property and equipment, net	$2,126	$2,013
Depreciation expense relating to property and equipment was $139 thousand and $393 thousand for the three and nine months ended September 30, 2022, respectively, and $117 thousand and $355 thousand for the three and nine months ended September 30, 2021, respectively.
6. Patent License Agreement
On November 23, 2016, the Company entered into a license agreement with the Board of Trustees of the University of Illinois (the “University”), which was amended on March 24, 2017. In May 2022, the Company notified the University that it was terminating the license agreement. After completing the evaluation of the Company’s rintodestrant partnering options and recent data in the highly competitive oral SERD space, the Company made the strategic decision to discontinue the program. The Company reverted the rights back to the originator, the University, during the third quarter of 2022; there are no additional financial obligations due to the originator resulting from the reversion.
7. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued external research	$367	$773
Accrued professional fees and other	5,321	8,058
Accrued external clinical study costs	17,162	9,579
Accrued compensation expense	4,401	4,770
Accrued expenses	$27,251	$23,180

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
Amounts initially borrowed under the Loan Agreement bore an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. Based on original terms of the Loan Agreement, the Company agreed to make interest only payments through June 1, 2022 and following the interest only period, the Company agreed to repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024. Based on the original terms of the Loan Agreement, upon satisfaction of the Performance Milestone, the interest only period was extended through January 1, 2023 and the maturity date was extended to June 1, 2025. Upon entering into the First Amendment on March 31, 2021, the interest rate was amended to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%.
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
On November 1, 2021, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) under which Hercules agreed to lend the Company up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, the Company borrowed an additional $45.0 million from the first tranche. The Company had the right to request that Hercules make the remaining $25.0 million term loan advances under the first tranche to the Company by September 15, 2022, which the Company did not exercise. The second tranche of $20.0 million will become available to the Company upon achievement of $50.0 million trailing six-month net product revenue of COSELA no later than June 30, 2023 and will be available through December 15, 2023. The third tranche of $15.0 million will become available upon achievement of certain development performance milestones and available through December 15, 2023. The fourth tranche of $15.0 million will be available at Hercules’ approval through June 30, 2024.
Amounts borrowed under the Second Amendment bore an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. The Company will make interest only payments through December 1, 2024 and may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through November 1, 2026.
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

Upon prepayment or repayment of all or any of the advances under the Second Amendment, the Company will pay (in addition to the prepayment charge) an end of term charge of 6.75% of the aggregate amount funded. The Company will be required to make a final payment to Hercules in the amount of 6.75% of the amounts funded, less any amount previously paid. In addition, the Company will be required to make a payment to Hercules for $2.1 million on the earliest occurrence of (i) June 1, 2025, (ii) the date the Company repays the outstanding principal amount in full, or (iii) the date that the principal amount becomes due and payable in full.
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
On June 24, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022. The Third Amendment also added a minimum cash covenant whereby the Company must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon the Company achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022 with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 80% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Company evaluated the Third Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Third Amendment was a modification and there was no impact to the financial statements.
The Loan Agreement contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2022 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.
During the nine months ended September 30, 2022, the Company recognized $7.4 million of interest expense related to the debt, which is reflected in other income (expense), net on the statement of operations.

As of September 30, 2022, the future principal payments due under the Loan Agreement, excluding interest, is as follows (in thousands):

Amount
2022	$—
2023	—
2024	2,776
2025	35,495
2026	36,729
Total principal outstanding	75,000
End of term charge	2,313
Unamortized debt issuance costs	(755)
Total	$76,558
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
Since the Company no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, at the time of the filing of the Company’s 2021 Form 10-K in February 2022, the Company filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR prior to filing of the Company’s 2021 Form 10-K, which became effective upon filing, to register for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine and, as required by SEC rules, and another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of the Company’s 2021 Form 10-K. The post-effective amendment to the 2021 Form S-3 on Form POS AM was declared effective by the SEC on May 3, 2022 and the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. The 2021 Form S-3 also includes a prospectus covering up to an aggregate of $100.0 million in common stock that the Company may issue and sell from time to time, through Cowen acting as its sales agent, pursuant to that certain sales agreement that the Company entered into with Cowen on February 23, 2022 (the “2022 Sales Agreement”). In connection with the Company entering into the 2022 Sales Agreement with Cowen, the Company terminated the 2021 Sales Agreement. As of the date hereof, the Company has not sold any shares of common stock or other securities under the 2022 Sales Agreement for “at the market offerings.”

Preferred Stock
The Company is authorized to issue 5.0 million shares of undesignated preferred stock in one or more series. As of September 30, 2022, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at September 30, 2022, and December 31, 2021 as follows:

	September 30, 2022	December 31, 2021
Common stock options outstanding	7,484,758	6,701,727
RSUs outstanding	633,206	414,991
Options and RSUs available for grant under Equity Incentive Plans	2,282,009	1,771,635
	10,399,973	8,888,353
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
As of September 30, 2022, there were a total of 1,630,159 shares of common stock available for future issuance under the 2017 Plan.
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
As of September 30, 2022, there was a total of 651,850 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.
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
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$52	$68	$155	$237
Research and development	980	1,142	3,149	3,775
Selling, general and administrative	3,753	4,318	12,885	13,102
Total stock-based compensation expense	$4,785	$5,528	$16,189	$17,114
Stock options— Black-Scholes inputs
The fair value of stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2022, and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	79.1% - 80.1%	77.7% - 78.4%	76.7% - 80.1%	77.7% - 79.6%
Weighted-average risk free rate	2.6% - 3.3%	0.9% - 1.1%	1.4% - 3.3%	0.4% - 1.2%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.91	6.05	6.00	6.00

Stock Option Activity
The following table is a summary of the Stock option activity for the nine months ended September 30, 2022:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2021	6,701,727	$17.88	7.2	$10,427
Granted	1,695,639	9.58
Cancelled	(735,000)	20.09
Exercised	(177,608)	0.82
Balance as of September 30, 2022	7,484,758	$16.19	7.1	$15,909
Exercisable at December 31, 2021	3,660,578	$16.72	5.9	$10,422
Vested at December 31, 2021 and expected to vest	6,701,727	$17.88	7.2	$10,427
Exercisable at September 30, 2022	4,377,489	$17.82	5.9	$11,419
Vested at September 30, 2022 and expected to vest	7,484,758	$16.19	7.1	$15,909
As of September 30, 2022, unrecognized compensation expense related to unvested stock options totaled $25.7 million, which the Company expects to be recognized over a weighted-average period of approximately 2.3 years.
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
The following table is a summary of the RSU activity for nine months ended September 30, 2022:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2021	414,991	$18.24
Granted	468,631	9.30
Cancelled	(93,091)	12.34
Vested	(157,325)	18.58
Balance as of September 30, 2022	633,206	$12.40
As of September 30, 2022, there was $6.1 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.
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
There was no revenue recognized during the nine months ended September 30, 2022.
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
Under the license agreement, Genor agreed to pay the Company a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay the Company tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. In September 2020, the Company transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory, which resulted in the recognition of $6.0 million in revenue in accordance with ASC 606. Through December 31, 2021, the Company recognized an additional $3.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement.
There was no milestone revenue recognized during the nine months ended September 30, 2022.
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
Under the license agreement, EQRx agreed to pay the Company a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay the Company tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. In September 2020, the Company transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory which resulted in the recognition of $20.0 million in revenue in accordance with ASC 606. EQRx will be responsible for the development of the product in the EQRx Territory. The Company will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse the Company for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. The Company will invoice EQRx within 30 days following the end of each quarter, and EQRx will pay within 30 days after its receipt of such invoice.
For the nine months ended September 30, 2022, the Company recognized revenue of $1.9 million for the reimbursement of clinical trial costs. No development and commercial milestones, as defined by the license agreement, have been achieved through September 30, 2022.

Simcere License Agreement
On August 3, 2020, the Company entered into an exclusive license agreement with Simcere for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, the Company granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory.
Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. In 2020, the Company transferred the license and related technology and know-how to Simcere, which resulted in the recognition of $14.0 million in revenue in accordance with ASC 606. Through December 31, 2021, the Company recognized an additional $8.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement.
For the nine months ended September 30, 2022, the Company recognized $1.9 million for reimbursement of clinical trial costs and $0.4 million for drug supply sold to Simcere. There was $14.0 million of milestone revenue recognized during the nine months ended September 30, 2022.
12. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three and nine months ended September 30, 2022, and 2021, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options issued and outstanding	7,800,293	6,892,488	7,766,062	7,162,589
Unvested RSUs	649,883	476,735	626,889	461,337
Total potential dilutive shares	8,450,176	7,369,223	8,392,951	7,623,926
Amounts in the table above reflect the common stock equivalents of the noted instrument.
13. Income Taxes
The Company’s effective income tax rate was (5.1%) and (0.8%) for the three months ended September 30, 2022 and 2021 and (1.1%) and (0.6%) for the nine months ended September 30, 2022, and 2021, respectively. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses. The only income tax expense recognized related to the foreign withholding taxes incurred as a result of the Simcere licensing agreement. See Note 11 for further discussion on this transaction.
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

15. Subsequent Event
On November 1, 2022, the Company and Hercules Capital, Inc. entered into a fourth amendment (the “Fourth Amendment”) to amend the loan and security agreement (the "Loan and Security Agreement"), dated as of May 29, 2020. As of September 30, 2022, the total loan amount outstanding is $75.0 million. The Fourth Amendment extended the time for drawing the Tranche 1D Advance (as defined in the Loan and Security Agreement) of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, the Company must maintain unrestricted cash equal to at least 65% of the outstanding debt. In addition, if the outstanding debt is greater than $75.0 million, the Company must maintain unrestricted cash equal to at least 70% of the outstanding debt. If the Company achieves specified net revenue of COSELA, the cash percentage decreases to 45% of the outstanding debt. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan and Security Agreement.

This description is only a summary of the Fourth Amendment and is qualified in its entirety by reference to the Fourth Amendment, a copy of which is filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2022 and incorporated herein by reference.
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
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in China.
Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest from transient CDK4/6 inhibition can protect bone marrow and reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also may improve survival in combination with leading and emerging treatments through myeloprotection, enabling increased cytotoxic exposure while protecting the immune system, and/or through immunomodulation, which may improve patients’ overall anti-tumor immune responses. We are exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these potential benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments for patients globally.
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
We are also exploring potential use of trilaciclib in a variety of tumors, including colorectal cancer (“CRC”), breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including certain chemotherapies, checkpoint inhibitors, and targeted chemotherapy medicines called antibody-drug conjugates (ADCs).
In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“Boehringer Ingelheim”). In December 2021, the Company and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a total of 34 oncology sales representatives to allow us to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all 34 sales representatives were hired, trained, and deployed into their respective regions. Starting from the second quarter of 2022, the sales of COSELA has been solely conducted by the G1 COSELA sales team.
On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere paid the Company a $13.0 million milestone (less applicable withholding taxes of $1.3 million) payment in the third quarter of 2022. In total, we may receive up to $156.0 million in milestone payments. We will also receive double-digit royalties on annual net sales of COSELA in China.
Product Portfolio
Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib, a novel transient IV CDK4/6 inhibitor has unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. Controlled administration and clean G1-phase arrest reduce hematologic AEs caused by cytotoxic therapy and may increase patients’ abilities to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions ("immunomodulation") while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses.

Trilaciclib transiently blocks progression through the cell cycle. This provides benefits which manifest depending on the tumor type and therapeutic backbone, including: (1) proactive multi-lineage myeloprotection to protect the bone marrow from cytotoxic damage, and (2) potentially improved survival in combination with leading and emerging treatments.
We are pursuing trilaciclib across key growth platforms. First, trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. This myeloprotection benefit is being explored as the primary endpoint in our ongoing PRESERVE 1 pivotal Phase 3 trial in 1L CRC which is exploring the use of trilaciclib in combination with FOLFOXIRI, the most efficacious chemotherapy regimen in CRC but also the most myelosuppressive. We have received support from preclinical models for the benefits of trilaciclib in combination with 5-FU-based chemo regimens and expect to obtain our initial results from the PRESERVE 1 Phase 3 trial in the first quarter of 2023. If the myeloprotection data are positive, we will meet with regulatory authorities to discuss filing for approval in this indication.
Second, trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) myeloprotection, thus enabling increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, thus improving overall immune response. Its ability to enhance the cancer immune cycle occurs through multiple factors, including (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). We are exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials. A meaningful anti-tumor efficacy benefit was observed in our Phase 2 mTNBC study in which trilaciclib led to a significant improvement in overall survival when administered in combination with chemotherapy (gemcitabine/carboplatin) compared to chemotherapy alone. These are the foundational data for our ongoing PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC.

We are executing on our tumor-agnostic strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We currently have five ongoing clinical trials: a pivotal Phase 3 trial in 1L CRC, a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, and a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”). These studies across treatment settings and tumor types will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments via myeloprotection and/or immunomodulation. In addition, the MOA and ADC Phase 2 trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. We are also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. New non-clinical data presented in September 2022 showed consistent synergistic potential of trilaciclib to enhance the cancer immune cycle by enhancing T cell activation, favorably altering the tumor microenvironment, and improving long-term surveillance. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
In November 2022, we provided encouraging initial data from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia, due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles, compared to the previously published sacituzumab govitecan-hziy single agent safety profile. We expect to release a more comprehensive data set including safety and initial efficacy results at a medical meeting in the first half of 2023.
Trilaciclib Product Portfolio

Candidate	Indication	Current Status	Timing of Initial Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Colorectal cancer (CRC)	Registrational Phase 3 trial (enrollment completed in June 2022)	1Q 2023	Primary: myeloprotection* Secondary: ORR, PFS/OS, PRO	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment completed in October 2022)	2H 2023	Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: PFS Secondary: ORR, OS, safety*, others
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	4Q 2022 - milestone achieved	Primary: PFS Secondary: ORR, OS, safety*, myeloprotection*, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrollment completed in August 2022)	4Q 2022	Primary: Immune-based MOA* Secondary: pCR, immune response, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.

*Additional initial results expected: (i) Phase 3 colorectal cancer trial: myeloprotection and ORR endpoints; (ii) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis; (iii) Phase 2 bladder cancer trial: ORR and preliminary safety data; (iv) Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC: immune endpoints (e.g., CD8+ / Treg ratio)
Lerociclib
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
Rintodestrant
Rintodestrant is an oral SERD for use as a monotherapy and in combination with CDK4/6 inhibitors, initially Ibrance® (palbociclib), for the treatment of ER+, HER2- breast cancer. After completing the evaluation of our rintodestrant partnering options and recent data in the highly competitive oral SERD space, we made the strategic decision to discontinue the program. We reverted the rights back to the originator (University of Illinois Chicago) during the third quarter of 2022; there are no additional financial obligations due to the originator resulting from the reversion.
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
As of September 30, 2022, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.

Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $22.5 million and $11.1 million of net product sales from COSELA for nine months ended September 30, 2022, and the year ended December 31, 2021, respectively. We recorded $18.6 million and $20.4 million of license revenue for the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of September 30, 2022, we had cash and cash equivalents of $93.2 million and marketable securities of $29.7 million. Since inception we have incurred net losses. As of September 30, 2022, we had an accumulated deficit of $698.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. We expect our research and development, commercial activities, and selling, general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:
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

We entered into an exclusive license agreement with Simcere in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million, which we received (less applicable withholding taxes of $1.4 million) in September 2020. We have the potential to receive an additional $156.0 million upon reaching development and commercial milestones, and to receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million was recognized as revenue in the fourth quarter of 2020, once the transfer of the related technology and know-how was completed. Through December 31, 2021, we recognized an additional $8.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere paid us a $13.0 million milestone payment (less applicable withholding taxes of $1.3 million) in the third quarter of 2022. Additionally, for the completion of manufacturing technology transfer in the third quarter of 2022, Simcere paid us a $1.0 million (less applicable withholding taxes of $0.1 million) milestone payment in October 2022. For the nine months ended September 30, 2022, we recognized $14.0 million of revenue related to development milestones.
We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. We did not receive any development milestones during the nine months ended September 30, 2022.
We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. Through December 31, 2021, we recognized an additional $3.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. We did not receive any development milestones during the nine months ended September 30, 2022.
We entered into an exclusive license agreement with Incyclix, formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, in May 2020. We granted Incyclix an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in Incyclix with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. We are entitled to receive additional milestone payments and sales-based royalties, and has right of first negotiation to re-acquire these assets.
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
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized during the three and nine months ended September 30, 2022 relates to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement during the quarter.

Results of Operations
Comparison of the three months ended September 30, 2022 and September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021	$
		(in thousands)
Revenues
Product sales, net	$8,269	$3,576	$4,693
License revenue	15,307	1,282	14,025
Total revenues	23,576	4,858	18,718
Operating expenses
Cost of goods sold	1,111	591	520
Research and development	19,581	21,143	(1,562)
Selling, general and administrative	24,432	24,268	164
Total operating expenses	45,124	46,002	(878)
Loss from operations	(21,548)	(41,144)	19,596
Other income (expense)
Interest income	211	7	204
Interest expense	(2,764)	(934)	(1,830)
Other income (expense)	48	(76)	124
Total other income (expense), net	(2,505)	(1,003)	(1,502)
Loss before income taxes	(24,053)	(42,147)	18,094
Income tax expense	1,219	321	898
Net loss	$(25,272)	$(42,468)	$17,196
Product sales, net
Product sales, net was $8.3 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.7 million, or 131%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval on February 12, 2021 and COSELA was commercially available in the United States and Puerto Rico beginning March 2, 2021.
License Revenue
License revenue was $15.3 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $14.0 million, or 1077%, was primarily due to revenue recognized from two development milestones related to the Simcere license agreement.
Cost of goods sold
Cost of goods sold was $1.1 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $0.5 million, or 83%, was primarily due to an increase in units sold and an increase in overhead during the current period, partially offset by a decrease in third-party logistics costs.

Research and development
Research and development expenses were $19.6 million for the three months ended September 30, 2022, compared to $21.1 million for the three months ended September 30, 2021. The decrease of $1.5 million, or 7%, was primarily due to decreases of $0.1 million in clinical trial costs, $1.3 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and $0.1 million in pre-clinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$17,245	$17,169
Clinical Program Expenses—rintodestrant	511	675
Clinical Program Expenses—lerociclib	600	655
Chemical Manufacturing and Development	604	1,901
Discovery, Pre-Clinical and Other Expenses	621	743
Total Research and Development Expenses	$19,581	$21,143
Selling, general and administrative
Selling, general and administrative expenses were $24.4 million for the three months ended September 30, 2022, compared to $24.3 million for the three months ended September 30, 2021. The increase of $0.1 million, or 0.4%, was primarily due to increases of $3.4 million in personnel costs due to increased headcount, $0.1 million in audit and legal fees, and $0.1 million in insurance and other administrative costs. The increase is offset by decreases of $0.4 million in medical affairs costs, $2.4 million in commercialization activities, $0.4 million in professional fees, and $0.3 million in IT-related costs.
Total other income (expense), net
Total other income (expense), net was $(2.5) million for the three months ended September 30, 2022, as compared to $(1.0) million for the three months ended September 30, 2021. The change of $1.5 million, or 150%, was primarily due to an increase in interest expense recognized on our loan payable.
Income tax expense
There was $1.2 million of income tax expense recognized for the three months ended September 30, 2022, as compared to $0.3 million for the three months ended September 30, 2021. Income tax expense in both periods relates to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement during the respective quarters.

Results of Operations
Comparison of the nine months ended September 30, 2022 and September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021	$
		(in thousands)
Revenues
Product sales, net	$22,467	$6,717	$15,750
License revenue	18,584	18,963	(379)
Total revenues	41,051	25,680	15,371
Operating expenses
Cost of goods sold	2,756	1,642	1,114
Research and development	66,729	56,435	10,294
Selling, general and administrative	76,857	72,474	4,383
Total operating expenses	146,342	130,551	15,791
Loss from operations	(105,291)	(104,871)	(420)
Other income (expense)
Interest income	270	35	235
Interest expense	(7,436)	(2,609)	(4,827)
Other income (expense)	(234)	(208)	(26)
Total other income (expense), net	(7,400)	(2,782)	(4,618)
Loss before income taxes	(112,691)	(107,653)	(5,038)
Income tax expense	1,219	679	540
Net loss	$(113,910)	$(108,332)	$(5,578)
Product sales, net
Product sales, net was $22.5 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $15.8 million, or 236%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval on February 12, 2021 and COSELA was commercially available beginning March 2, 2021.
License Revenue
License revenue was $18.6 million and $19.0 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $0.4 million, or 2%, was primarily due to $4.9 million less in revenue for the delivery of clinical drug supply and manufacturing services to Simcere, EQRx, and Genor, offset by increases of $1.5 million in revenue from reimbursement of clinical trial costs by Simcere and EQRx and $3.0 million in revenue from development milestones related to the Simcere license agreement.
Cost of goods sold
Cost of goods sold was $2.8 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $1.2 million, or 75%, was primarily due to an increase in units sold and an increase in overhead during the current period.

Research and development
Research and development expenses were $66.7 million for the nine months ended September 30, 2022, compared to $56.4 million for the nine months ended September 30, 2021. The increase of $10.3 million, or 18%, was primarily due to an increase of $13.6 million in clinical trial costs offset by a decrease of $3.0 million in costs for manufacturing of active pharmaceutical ingredients and drug product to support clinical trials, and a decrease of $0.3 million in pre-clinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$58,950	$43,890
Clinical Program Expenses—rintodestrant	1,717	2,571
Clinical Program Expenses—lerociclib	2,066	2,650
Chemical Manufacturing and Development	2,177	5,151
Discovery, Pre-Clinical and Other Expenses	1,819	2,173
Total Research and Development Expenses	$66,729	$56,435
Selling, general and administrative
Selling, general and administrative expenses were $76.9 million for the nine months ended September 30, 2022, compared to $72.5 million for the nine months ended September 30, 2021. The increase of $4.4 million, or 6%, was due to increases of $12.1 million in personnel costs due to increased headcount and $0.4 million in insurance and other administrative costs. The increase is offset by decreases of $1.1 million in medical affairs costs, $5.1 million in commercialization activities, $0.2 million in professional service fees, $0.1 million in legal fees, $1.3 million in IT-related costs, and $0.3 million in franchise taxes.
Total other income (expense), net
Total other income (expense), net was $(7.4) million for the nine months ended September 30, 2022, as compared to $(2.8) million for the nine months ended September 30, 2021. The change of $4.6 million, or 164%, was primarily due to an increase in interest expense recognized on our loan payable.
Income tax expense
There was $1.2 million of income tax expense recognized for the nine months ended September 30, 2022, as compared to $0.7 million for the nine months ended September 30, 2021. Income tax expense in both periods relates to the foreign withholding taxes incurred as a result of the development milestone payments received from the Simcere license agreement.

Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $698.4 million and $584.5 million as of September 30, 2022 and December 31, 2021, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these financial statements, we expect that our cash and cash equivalents and marketable securities as of September 30, 2022 will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these financial statements. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations and could result in the default of our loan payable. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 8, we are required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenant, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in us immediately needing additional funds. As of September 30, 2022, we were in compliance with all covenants.
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
Since we no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, at the time of the filing of our 2021 Form 10-K in February 2022, we filed an automatic post-effective amendment to the 2021 Form S-3 on Form POSASR prior to the filing of our 2021 Form 10-K, which became effective upon filing, to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine and, as required by SEC rules, and another post-effective amendment to the 2021 Form S-3 on Form POS AM after the filing of our 2021 Form 10-K. The post-effective amendment to the 2021 Form S-3 on Form POS AM was declared effective by the SEC on May 3, 2022 and the 2021 Form S-3 will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021.
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
Loan and Security Agreement
On May 29, 2020, we entered into a loan and security agreement with Hercules under which they agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with a maturity date of June 1, 2024. No principal payments are due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. The interest only period may be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.
On March 31, 2021, we entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby we drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.
On November 1, 2021, we entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment") with Hercules under which Hercules has agreed to lend us up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, we borrowed an additional $45.0 million from the first tranche. We had the right to request that Hercules make the remaining $25.0 million term loan advances under the first tranche to us by September 15, 2022, which we did not exercise. No principal payments are due during an interest-only period, commencing on the close of the Second Amendment and continuing through December 1, 2024. The interest only period may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, we will repay the principal balance and interest of the advances in equal monthly installments through the maturity date of November 1, 2026.
On June 24, 2022, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022. The Third Amendment also added a minimum cash covenant whereby we must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon us achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022, with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, we must have achieved net product revenue of COSELA of at least 80% of the amounts projected in our forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenants, minimum cash covenant or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2022 and as of the date of the issuance of these financial statements, we were in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.

Genor License Agreement
On June 15, 2020, we entered into an exclusive license agreement with Genor for the development and commercialization of lerociclib in the Genor Territory. Under the license agreement, we granted to Genor an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib, in the Genor Territory.
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones through the third quarter of 2022.
EQRx License Agreement
On July 22, 2020, we entered into an exclusive license agreement with EQRx for the development and commercialization of lerociclib in the EQRx Territory. Under the license agreement, we granted to EQRx an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize lerociclib in the EQRx Territory.
Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of each quarter, and EQRx will pay within 30 days after its receipt of such invoice. We did not recognize any revenue related to development milestones through the third quarter of 2022.
Simcere License Agreement
On August 3, 2020, we entered into an exclusive license agreement with Simcere for the development and commercialization of trilaciclib in all indications in the Simcere Territory. Under the license agreement, we granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory.
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
On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere paid us a $13.0 million milestone payment (less applicable withholding taxes of $1.3 million) in the third quarter of 2022. For the completion of manufacturing technology transfer in the third quarter of 2022, Simcere paid us a $1.0 million (less applicable withholding taxes of $0.1 million) milestone payment in October 2022. We recognized $14.0 million of revenue related to development milestones through the third quarter of 2022.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2022		Change
	2022	2021	$
	(in thousands)
Net cash used in operating activities	$(97,988)	$(97,448)	$(540)
Net cash provided/used in investing activities	(30,167)	—	(30,167)
Net cash provided by financing activities	145	102,106	(101,961)
Net change in cash, cash equivalents, and restricted cash	$(128,010)	$4,658	$(132,668)
Net cash used in operating activities
During the nine months ended September 30, 2022, net cash used in operating activities was $98.0 million which consisted primarily of a net loss of $113.9 million, a decrease in net operating assets and liabilities of $3.4 million, and $0.1 million accretion of discount on available for sale securities, partially offset by non-cash stock compensation expense of $16.2 million, $0.4 million of depreciation expense, $1.7 million in amortization of debt issuance costs, $0.7 million of non-cash interest expense, and $0.4 million in non-cash equity interest.
During the nine months ended September 30, 2021, net cash used in operating activities was $97.4 million, which consisted primarily of a net loss of $108.3 million and a decrease in net operating assets and liabilities of $7.7 million, partially offset by non-cash stock compensation expense of $17.1 million, $0.4 million of depreciation expense, $0.7 million in amortization of debt issuance costs, $0.2 million of non-cash interest expense, and $0.2 million of non-cash equity interest.
Net cash used in operating activities increased by $0.5 million as compared to the nine months ended September 30, 2021 primarily due to increase in net loss from an increase in research costs related to clinical trials as well as administrative costs operating as a commercial company.
Net cash used in investing activities
During the nine months ended September 30, 2022, net cash used in investing activities was $30.2 million due to the purchase of $29.7 million in marketable securities and $0.5 million of manufacturing equipment placed in service during the quarter ended June 30, 2022.
During the nine months ended September 30, 2021, there was no cash provided or used in investing activities.
Net cash provided by financing activities
During the nine months ended September 30, 2022, net cash provided by financing activities consisted of proceeds from exercise of stock options.
During the nine months ended September 30, 2021, net cash provided by financing activities was $102.1 million, which consisted of $86.4 million in net proceeds from our at-the-market offering after deducting cash paid during the year for underwriting discounts and commissions and other expenses, $9.9 million in net proceeds from debt funding, and $5.8 million from proceeds from the exercise of stock options.
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
Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than amounts included under the terms of our licensing arrangements and the loan agreement with Hercules, which are subject to certain conditions, we do not have any committed external source of funds. We may be bound by ongoing compliance with financial covenants under the loan agreement with Hercules. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Form 10-K. We have updated Note 2 to the condensed financial statements to include disclosure related to our critical accounting policy and significant judgment related to the classification of debt.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed in Note 2, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $93.2 million and marketable securities of $29.7 million as of September 30, 2022. Cash and cash equivalents consist of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. As of September 30, 2022, $75.0 million was outstanding under the loan agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations during the three and nine months ended September 30, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Change in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2021 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. [The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, as updated in our quarterly reports. Except as presented below,] there have been no material changes in the risk factors set forth in Part II, Item 1A of our 2021 Form 10-K.
Risks Related to Our Financial Position and Need for Additional Capital
Our financial condition raises substantial doubt as to our ability to continue as a going concern
We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
We have experienced net losses since inception and have an accumulated deficit of $698.4 million and $584.5 million as of September 30, 2022 and December 31, 2021, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these financial statements, we expect that our cash and cash equivalents and marketable securities as of September 30, 2022 will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for the next 12 months from the date of issuance of these financial statements. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations, and could result in the default of our loan payable. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 8, we are required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenant, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in us immediately needing additional funds. As of September 30, 2022, we were in compliance with all covenants.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Fourth Amendment to Loan and Security Agreement by and between Registrant and Hercules Capital, Inc., dated November 1, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: November 2, 2022	By:	/s/ Jennifer K. Moses
Jennifer K. Moses
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)