Form 10-K
period 2022-12-31
G1 Therapeutics, Inc.
filed 2023-03-01
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
Commission File Number 001-38096
______________________________________________
G1 THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)
______________________________________________

Delaware	26-3648180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Park Offices Drive, Suite 200 Research Triangle Park, NC 27709
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (919) 213-9835
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:
______________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $209.0 million based on the closing price of the shares of common stock on The Nasdaq Stock Market on that date.
The number of shares of the Registrant’s Common Stock outstanding as of February 27, 2023 was 51,657,647.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	New York, NY, United States
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 15, 2023, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

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

We are also exploring potential use of trilaciclib in a variety of tumors, including breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including certain chemotherapies, checkpoint inhibitors, and antibody-drug conjugates (ADCs).
In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“Boehringer Ingelheim”). In December 2021, the Company and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a team of G1 oncology sales representatives to allow us to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all G1 sales representatives were hired, trained, and deployed into their respective regions. Starting from the second quarter of 2022, the sales of COSELA has been solely conducted by our COSELA sales team.
On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. As a result of receiving approval in China, Simcere paid the Company a $13.0 million milestone (less applicable withholding taxes of $1.3 million) payment in the third quarter of 2022. In total, we may receive up to $156.0 million in milestone payments. We will also receive double-digit royalties on annual net sales of COSELA in China, of which there were none during the year ended December 31, 2022.
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
We are pursuing trilaciclib across key growth platforms. First, trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three Phase 2 double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. In addition, these proactive multilineage myeloprotection benefits were seen in the initial data from the Phase 2 trial of trilaciclib in combination with the antibody-drug conjugate, sacituzumab govitecan-hziy in patients with unresectable locally advanced or metastatic triple-negative breast cancer (TNBC). Initial data on the first 18 patients showed a clinically meaningful on-target effect of trilaciclib to reduce (>50%) the rates of multiple adverse events compared to the previously published sacituzumab govitecan-hziy single agent safety profile from the ASCENT trial, including myelosuppression (neutropenia, anemia, thrombocytopenia).

Second, trilaciclib has the potential to improve survival in combination with leading and emerging treatments through two key benefits, including (1) myeloprotection, which may allow increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, which can improve the overall immune response. The immunomodulation properties of trilaciclib is believed to occur through multiple factors, including (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). We are exploring these potential survival benefits of trilaciclib in a variety of ongoing Phase 2 and Phase 3 clinical trials. A meaningful anti-tumor efficacy benefit was observed in our Phase 2 mTNBC study in which trilaciclib led to a significant improvement in overall survival (OS) when administered in combination with chemotherapy (gemcitabine/carboplatin) compared to chemotherapy alone. These are the foundational data for our ongoing PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC.
We are evaluating the potential benefits of trilaciclib across a variety of treatment settings and potential combinations to maximize the applicability of the drug to potential future treatment paradigms. We currently have four ongoing clinical trials: a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”), and a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance. These studies will evaluate trilaciclib’s benefits of myeloprotection and/or immunomodulation to improve anti-tumor efficacy in combination with leading and emerging treatment options. We are also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to inform future clinical trials. New non-clinical data presented in September 2022 showed consistent synergistic potential of trilaciclib to enhance the cancer immunity cycle by enhancing T cell activation, favorably altering the tumor microenvironment, and improving long-term surveillance. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types to design or support studies that will generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
In November 2022, we disclosed encouraging initial data from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to meaningfully reduce the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia (due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles) compared to the previously published sacituzumab govitecan-hziy single agent safety profile. We expect to release a more comprehensive data set including safety and initial efficacy results in the second quarter of 2023.
In December 2022, we reported data at the annual San Antonio Breast Cancer Symposium (SABCS) from the initial dose finding Phase 2 portion of the MOA trial, a multicenter, open-label, single-arm, neoadjuvant study where tumor tissue was obtained at baseline prior to study drug administration. Initial results from the first 24 patients show favorable alterations in the tumor microenvironment from a single dose of trilaciclib monotherapy (240 mg/m2) as measured by increases in the proportions of CD8+ T cells compared to T regulatory cells (Tregs) in patients with early-stage TNBC. No trilaciclib related serious adverse events have been reported. We expect the pathologic complete response data to be available in the second quarter of 2023.
In January 2023, we provided an initial update on PRESERVE 3, the ongoing, randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”). The confirmed overall response rate (ORR) per RECIST v1.1 was comparable between arms and we believe that longer-term follow-up is required to characterize additional anti-tumor endpoints including median duration of confirmed objective response and progression-free survival (PFS). Additional data, including the primary endpoint of PFS, are anticipated in mid-2023.

On February 13, 2023, we announced top line results from our pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction (placebo=20% vs. trilaciclib=1%; p<0.001) and mean duration of severe neutropenia in Cycles 1 through 4 (placebo=1.3 days vs. trilaciclib=0.1 days; p<0.001). Patients receiving trilaciclib experienced fewer chemotherapy dose reductions and delays. Other secondary measures of myeloprotection also favored trilaciclib, including reductions in Febrile Neutropenia (placebo=5% vs. trilaciclib=0%) and ESA administration (placebo=7% vs. trilaciclib=3%). These results further validate the myeloprotection benefit of trilaciclib. In addition, patients receiving trilaciclib had a clinically meaningful reduction in the rate of chemotherapy-induced diarrhea, including a 50% reduction in the rate of Grade 3/4 diarrhea and a 30% reduction in the rate of any grade diarrhea, compared to placebo.
However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including overall response rate (ORR), favor patients receiving placebo compared to trilaciclib (61% and 50% ORRs, respectively). Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the progression-free survival (PFS) and overall survival (OS) endpoints, we have made the decision to discontinue PRESERVE 1. Other clinical trials of trilaciclib in combination with different chemotherapies in patients with extensive-stage small cell lung cancer and triple negative breast cancer did not demonstrate this adverse survival signal.

Trilaciclib Development Pipeline

Candidate	Indication	Phase / Status	Initial Results	Additional Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment completed in October 2022)	Interim OS analysis expected in 1H 2024		Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	2L/3L TNBC in combination with an Antibody-drug conjugate (ADC)	Phase 2 trial (enrolling)	Initial safety data announced in 4Q 2022	PFS results expected in 2Q 2023	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Neoadjuvant TNBC to evaluate Mechanism of action (MOA)	Phase 2 trial (enrollment completed in August 2022)	MOA data presented in 4Q 2022	pCR results expected in 2Q 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment completed in August 2022)	ORR data announced in 1Q 2023	PFS results expected in mid-2023	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.
*Initial results expected: Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis

1L Metastatic Triple-Negative Breast Cancer (mTNBC)
Building upon the robust OS benefit observed in the prior Phase 2 study, we initiated PRESERVE 2, a pivotal Phase 3 trial of trilaciclib in patients receiving first-line gemcitabine and carboplatin (GC) for locally advanced unresectable or mTNBC; enrollment was completed in this trial in October 2022. This study is evaluating trilaciclib in PD-L1 positive and negative patients and largely replicates the design of the positive Phase 2 trial which demonstrated improved anti-tumor efficacy across patients. Anti-tumor efficacy and myeloprotection endpoints are being assessed in this study. We broadened enrollment of the 1L cohort in this study to also include patients who received checkpoint inhibitors in the neo/adjuvant setting to ensure that we develop clinical experience for trilaciclib in this increasingly relevant patient population.
An interim overall survival (OS) analysis at 70% of events is currently anticipated in the first half of 2024 to evaluate the effect of trilaciclib on overall survival in patients with TNBC when administered prior to treatment with GC. If the OS analysis achieves the threshold of statistical significance at this interim assessment, the trial will be terminated, and the data will be reported. In that event, we would discuss the data with regulatory health authorities regarding filing for potential approval of this indication.
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
In November 2022, we disclosed encouraging initial safety and tolerability data from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to meaningfully reduce the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia (due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles) compared to the previously published sacituzumab govitecan-hziy single agent safety profile. Additional data from this trial are expected in the second quarter of 2023 and will include anti-tumor efficacy endpoints as measured by the primary endpoint of PFS.
Phase 2 Study to Confirm the Immune-Based Mechanism of Action (MOA) of Trilaciclib
In December 2022, we provided initial results from 24 patients with early-stage TNBC receiving neoadjuvant treatment enrolled in the Phase 2 study of trilaciclib and chemotherapy, a multicenter, open-label, single-arm, study, to evaluate and confirm the immune-based mechanism of action (“MOA”) of trilaciclib.
Tumor tissue was obtained at baseline prior to study drug administration with patients receiving a single dose of trilaciclib monotherapy (240 mg/m2), followed by a tumor biopsy approximately one week later to assess the ability of trilaciclib to favorably alter the tumor microenvironment. Patients then entered the treatment phase in which trilaciclib is administered on day 1 of each cycle of anthracycline/cyclophosphamide for four cycles followed by trilaciclib administered on day 1 of each weekly cycle of taxane chemotherapy for 12 cycles. Pembrolizumab and/or carboplatin was added at the discretion of the investigator. Three to five weeks after the treatment phase, patients will have curative surgery and a final tumor tissue sample will be collected if the patient has residual disease. The primary objective is to evaluate the immune-based mechanism of action of a single dose of trilaciclib as measured by the change in the ratio of CD8+ tumor-infiltrating lymphocytes (TILs) to Tregs in the tumor microenvironment.
Initial results presented in a poster session at the annual San Antonio Breast Cancer Symposium (SABCS) in December 2022 show favorable alterations in the tumor microenvironment from a single dose of trilaciclib monotherapy as measured by increases in the proportions of CD8+ T cells compared to T regulatory cells (Tregs) in patients with early-stage TNBC. The improvement of the ratio of CD8+ T cells to Tregs may enhance the overall anti-tumor immune response and support the trends we observed in preclinical studies and in our Phase 2 trial in TNBC. No trilaciclib related serious adverse events have been reported. We anticipate the pathologic complete response (pCR) data to be available in the second quarter of 2023.

1L Bladder Cancer
In January 2023, we provided an initial update on PRESERVE 3, an ongoing, randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or mUC. Ninety-two patients with mUC were randomized (1:1) to receive either gercitabine/platinum chemotherapy (induction phase) followed by avelumab (checkpoint inhibitor) maintenance therapy (maintenance phase) or trilaciclib prior to gercitabine/platinum chemotherapy followed by trilaciclib plus avelumab maintenance therapy.
The confirmed ORR per RECIST v1.1 was comparable between arms with ORR being 40.0% (n=18/45) and 46.7% (n=21/45) among evaluable patients in the trilaciclib and control arms, respectively. We believe that longer-term follow-up is required to characterize additional anti-tumor endpoints including median duration of response and PFS. Though early, the safety and tolerability profile of trilaciclib administered prior to chemotherapy is generally consistent with that expected in patients treated with gemcitabine plus cisplatin/carboplatin and avelumab maintenance for previously untreated advanced or mUC. The data monitoring committee reviews the safety of trilaciclib on an ongoing basis and recommended that the study continue as planned. Additional safety and efficacy data, including the primary endpoint of PFS, are anticipated mid-2023.
Investigator Sponsored Studies (ISS) Program
The Company has an Investigator Sponsored Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician investigator external to the Company who assumes full responsibility for the conduct of the study. An ISS can take a variety of forms including clinical and nonclinical studies that may be interventional or observational. Our ISS program supports studies that align with our areas of scientific interest. In the fourth quarter of 2022, the Company announced that we were supporting a new Phase 2 ISS of trilaciclib and lurbinectedin in patients with ES-SCLC. This is a prospective, non-randomized, single-arm Phase 2 study, to evaluate trilaciclib administered intravenously prior to lurbinectedin in approximately 30 subjects with platinum refractory ES-SCLC. The primary endpoint is the rate of grade 4 neutropenia in any cycle. Secondary endpoints include mean duration (days) of grade 4 neutropenia in cycle 1, overall survival (OS), progression-free survival (PFS), overall rate of response (ORR), quality of life assessments, and the use of secondary/reactive supportive measures including G-CSF administration.
Market opportunities for trilaciclib
Cancer is the second leading cause of death in the United States with an estimated 1.9 million new cases and 609,000 deaths in 2022, according to the American Cancer Society. Cytotoxic therapies (chemotherapies, antibody-drug conjugates, others) are the standard of care treatment for multiple cancers.
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

Additionally, significant unmet medical need continues to exist for products that can meaningfully improve the anti-tumor efficacy of existing and emerging standard of care therapies. Despite continued advancements of new treatment modalities, additional novel therapies are needed to further improve anti-tumor efficacy, including in combination with newer agents. Trilaciclib is a novel compound with the potential to meaningfully improve anti-tumor efficacy across tumor types when administered in treatment combinations. We are studying trilaciclib broadly in multiple Phase 2 and Phase 3 clinical trials to evaluate its potential to improve anti-tumor efficacy and reduce adverse events commonly associated with cytotoxic therapies:
•Extensive-stage small cell lung cancer (ES-SCLC). According to the American Cancer Society, SCLC accounts for approximately 10-15% of all lung cancers. Approximately 27,000 people are treated annually in the United States for ES-SCLC in first and second line. First-line treatment of ES-SCLC in the United States is typically a chemotherapy regimen of carboplatin and etoposide, which has significant myelosuppressive side effects. Combination treatment with chemotherapy and immunotherapy has emerged as the standard of care in the United States. While these patients often respond to first-line therapy, approximately 90% progress within one year and die within two years. Five-year survival rates are less than 5% for patients with ES-SCLC. Topotecan, approved for SCLC in 2007, is a standard treatment used in the second/third line setting and is highly myelosuppressive. Based on market research we have completed to date, many physicians see proactive myeloprotection as a better approach for patients and would incorporate trilaciclib into their SCLC treatment regimen. We believe the total market value of the trilaciclib opportunity for all eligible ES-SCLC patients in the U.S. exceeds $700 million.
•Breast cancer. We are evaluating the use of trilaciclib in a variety of breast cancers, including metastatic triple negative breast cancer (mTNBC) and other high-risk, early-stage breast cancer subtypes. According to the World Health Organization, an estimated 2.3 million cases of breast cancer are diagnosed annually worldwide. In 2022, it is estimated that 43,250 women and 530 men died of breast cancer. Triple negative breast cancer makes up approximately 15-20% of such diagnosed breast cancers. Because mTNBC cells lack key growth-signaling receptors, patients do not respond well to medications that block estrogen, progesterone, or HER2 receptors. Instead, treating mTNBC typically involves chemotherapy, radiation, and surgery. In general, survival rates tend to be lower with mTNBC compared to other forms of breast cancer, and mTNBC is also more likely to return after it has been treated, especially in the first few years after treatment.
•Bladder cancer. We are evaluating the use of trilaciclib in bladder cancer in a Phase 2 study that initiated in the second quarter of 2021. There have been multiple positive registrational studies and approvals of checkpoint inhibitors in combination with chemotherapy, and these combination regimens are emerging as a standard of care in multiple tumor types. Data from our trial of trilaciclib in combination with the checkpoint inhibitor Tecentriq® (atezolizumab) and chemotherapy in patients with ES-SCLC showed myeloprotection benefits without impairing anti-tumor efficacy. This Phase 2 trial in bladder cancer explores the use of trilaciclib in combination with chemotherapy for induction therapy and in combination with a checkpoint inhibitor for maintenance therapy. We believe trilaciclib may improve outcomes for these patients based on potentially synergistic benefits with both chemotherapy and immunotherapy. The American Cancer Society estimates that there will be over 82,000 new cases of bladder cancer diagnosed in the United States in 2023, and approximately 17,000 reported annual deaths.

Advantages of trilaciclib
Trilaciclib is a novel transient IV CDK4/6 inhibitor with unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. We believe that treating patients with trilaciclib prior to the administration of cytotoxic therapy or immunotherapy regimens may have the following benefits and advantages:
•Potential to decrease the incidence of chemotherapy-induced myelosuppression. Trilaciclib has been rationally designed and optimized to preserve HSPCs from damage by cytotoxic therapy, thereby minimizing cytopenias across neutrophils, red cells, and platelets. Trilaciclib has the potential to decrease the clinically relevant consequences of these cytopenias and improve patient outcomes.
•Potential to reduce cytotoxic therapy dose-delays and dose reductions. Chemotherapy-induced myelosuppression is the major dose limiting toxicity of chemotherapy and can lead to dose reductions and schedule delays that can limit therapeutic benefit. Trilaciclib has been designed specifically to minimize myelosuppression and has the potential to enable maintenance of the indicated and planned chemotherapeutic dose and schedule.
•Potential to improve anti-tumor efficacy and prolong overall survival in treatment combinations. Trilaciclib has demonstrated the ability to improve anti-tumor efficacy and increase overall survival in our Phase 2 mTNBC study. Trilaciclib may increase patients’ ability to receive more cytotoxic therapy, protect their immune systems from damage by cytotoxic therapy, and improve their immune responses by modulating multiple immune functions while also allowing beneficial T cell proliferation. We are evaluating trilaciclib’s ability to improve anti-tumor efficacy across multiple tumor types and in various treatment combinations in ongoing clinical studies.
•Potential to improve the patient experience as measured by validated Patient Reported Outcomes (PRO) instruments. PRO data from our randomized trials demonstrate that patients receiving trilaciclib prior to chemotherapy report less fatigue and improved physical and functional well-being.
•Potential for use with cytotoxic therapy / immune checkpoint inhibitors combinations. Immune checkpoint inhibitors are often combined with cytotoxic therapy. We have demonstrated that trilaciclib mitigates myelosuppression in ES-SCLC patients treated with chemotherapy in combination with the immune checkpoint inhibitor Tecentriq. Additionally, our preclinical data suggests there may be meaningful potential synergistic benefits in terms of anti-tumor efficacy when combining trilaciclib with checkpoint inhibitors in the appropriate treatment settings.
•Convenience of administration. Trilaciclib is designed to be administered via an IV infusion prior to chemotherapy treatment. This dosing regimen fits with standard clinical practice for chemotherapy administration with or without checkpoint inhibitors.
•Potential to reduce the cost of rescue interventions. Chemotherapy-induced myelosuppression leads to severe adverse side effects, such as fatigue due to anemia, infections due to neutropenia, and bleeding due to thrombocytopenia. These adverse side effects often require costly rescue interventions such as hospitalizations, transfusions, antibiotic usage and/or treatment with growth factor support. Because trilaciclib has been designed specifically to minimize myelosuppression, we believe that it has the potential to reduce these costs. The positive multilineage myeloprotection data we have reported to date and our market research with payers supports the value proposition of trilaciclib to reduce these costs.
•Potential broad applicability. We believe trilaciclib has the potential to benefit patients treated with multiple myelosuppressive cytotoxic regimens, including targeted chemotherapy (ADCs), across a wide range of tumor types.

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
Completed randomized clinical trials
Trilaciclib (IV CDK4/6 inhibitor):

Indications	Regimen	Status	Phase	Publications
1st-line Small Cell Lung Cancer (study 1 in package insert)	+Tecentriq/ carboplatin/ etoposide	COSELA® (trilaciclib) approved to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC.	2	International Journal of Cancer (Daniel et al.), December 2020
1st -line Small Cell Lung Cancer (study 2 in package insert)	+ etoposide/ carboplatin		1b/2	Annals of Oncology (Weiss et al.) August 2019
2nd /3rd –line Small Cell Lung Cancer (study 3 in package insert)	+ topotecan		1b/2	Advances in Therapy (Hart et al.), November 2020
Metastatic Triple Negative Breast Cancer	+gemcitabine/carboplatin	Phase 2 complete; Phase 3 fully enrolled with interim OS analysis at 70% of events expected in 1H 2024.	2	Lancet Oncology (Tan et al.), September 2019
1L metastatic Colorectal cancer (CRC)	FOLFOXIRI + bevacizumab	Phase 3 results announced in February 2023. Trial discontinued.	3	To be published
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

In December 2016, we entered into a non-exclusive agreement with Genentech to evaluate the combination of Genentech's immune checkpoint, anti-PD-L1 antibody Tecentriq with trilaciclib. Our first trial under the agreement was in first-line treatment for patients with ES-SCLC receiving carboplatin and etoposide. We initiated enrollment in this randomized, double-blinded, placebo-controlled Phase 2 trial in the second quarter of 2017. The goals of the clinical trial were to evaluate the safety, OS, myeloprotection, PK, and anti-tumor activity of trilaciclib in combination with Tecentriq and chemotherapy. We completed enrollment in the first quarter of 2018. We reported positive multilineage myeloprotection data and preliminary progression free survival (PFS) in November 2018, and presented updated safety and anti-tumor efficacy data at the 2019 ESMO Congress.
Phase 1b/2 clinical trial in first-line treatment of SCLC (study 2 in package insert)
In 2015, we initiated a Phase 1b/2 clinical trial in first-line ES-SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment. The goals of the trial were to evaluate the safety, myeloprotection, pharmacokinetics, and anti-tumor activity of trilaciclib in combination with the existing first-line chemotherapy standard of care regimen of etoposide and carboplatin and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus etoposide/carboplatin, with an estimated four to six cycles administered in total per patient based on historical practice. Trilaciclib was administered as an IV infusion prior to every dose of etoposide/carboplatin.
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
Phase 1b/2 clinical trial in second/third-line treatment of SCLC (study 3 in package insert)
In 2015, we initiated a Phase 1b/2 clinical trial in second/third-line SCLC patients across multiple sites in the United States and Europe. The Phase 1b segment of the trial was designed to confirm the trilaciclib dose to be used in the randomized, placebo-controlled Phase 2 segment of the trial. The goals of the trial were to evaluate the safety, myeloprotection, PK, and anti-tumor activity of trilaciclib in combination with the existing second/third-line chemotherapy standard of care regimen of topotecan and to confirm the dose to be used in future trials. All patients in the Phase 1b segment were administered three-week cycles of trilaciclib plus topotecan until the progression of disease. Trilaciclib was administered as an IV infusion prior to every dose of topotecan. Trilaciclib doses of 200 to 280 mg/m2 and topotecan doses of 0.75 to 1.5 mg/m2 were tested across 7 cohorts in the completed Phase 1b open-label segment of the trial. The doses chosen for the randomized, placebo-controlled Phase 2 segment of this trial were trilaciclib 240 mg/m2 + topotecan 0.75 mg/m2 and trilaciclib 240 mg/m2 + topotecan 1.5 mg/m2.
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
Phase 3 clinical trial in metastatic colorectal cancer (PRESERVE 1) - Trial discontinued
PRESERVE 1 was a randomized, placebo-controlled registrational trial of trilaciclib in colorectal cancer (“CRC”). CRC is a large indication commonly treated with 5-FU-based chemotherapy. We have extensive preclinical research demonstrating myeloprotection in 5-FU-based regimens with trilaciclib. PRESERVE 1 evaluated trilaciclib administered in combination with the triplet therapy FOLFOXIRI (5-FU, folinic acid, oxaliplatin and irinotecan) and bevacizumab, which is the most efficacious chemotherapy regimen for most 1L CRC tumors but also highly myelosuppressive compared to doublet therapies including FOLFOX or FOLFIRI.
On February 13, 2023 , we announced topline results from our pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction (placebo=20% vs. trilaciclib=1%; p<0.001) and mean duration of severe neutropenia in Cycles 1 through 4 (placebo=1.3 days vs. trilaciclib=0.1 days; p<0.001).
However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including overall response rate (ORR), favor patients receiving placebo compared to trilaciclib (61% and 50% ORRs, respectively). Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the progression-free survival (PFS) and overall survival (OS) endpoints, we have made the decision to discontinue PRESERVE 1. The Data Monitoring Committee (DMC) independently reached the same conclusion.

Other clinical trials of trilaciclib in combination with different chemotherapies in patients with extensive-stage small cell lung cancer and triple negative breast cancer did not demonstrate this adverse survival signal.
Four ongoing clinical trials
Trilaciclib (IV CDK4/6 inhibitor):
Phase 3 clinical trial in first line Triple Negative Breast Cancer (PRESERVE 2)
Building upon the robust OS benefit observed in the prior Phase 2 study, in April 2021, we have completed enrollment in PRESERVE 2, a pivotal Phase 3 trial of trilaciclib in patients receiving first- or second-line gemcitabine and carboplatin chemotherapy (“GC”) for locally advanced unresectable or mTNBC. Anti-tumor efficacy and myeloprotection endpoints are being assessed in this study. The Phase 3 trial is being conducted across multiple sites in the United States and Europe. We have enrolled patients who previously received checkpoint inhibitors in the neo/adjuvant setting into the trial, to ensure that we develop clinical experience in this patient population. The primary endpoint is to evaluate the effect of trilaciclib on overall survival (OS) compared with placebo in patients receiving first-line GC. Key secondary endpoints include assessment of the effect of trilaciclib on patients’ quality of life compared with placebo. Enrollment in this trial is complete at 187 1L patients. The interim Overall Survival (OS) analysis at 70% of events is expected in the first half of 2024.
Phase 2 clinical trial in combination with the antibody-drug conjugate, Trodelvy® (Sacituzumab Govitecan-Hziy)
We initiated this ongoing Phase 2, single arm, open-label study of trilaciclib administered prior to the antibody-drug conjugate (ADC), Trodelvy® (sacituzumab govitecan-hziy) in patients with unresectable locally advanced or mTNBC in the fourth quarter of 2021. Anti-tumor efficacy and myeloprotective endpoints are being assessed. The primary objective is to evaluate the anti-tumor efficacy of trilaciclib when administered prior to sacituzumab govitecan-hziy as measured by progression-free survival (PFS). Secondary endpoints include evaluation of the anti-tumor efficacy as measured by the objective response rate (ORR), duration of objective response (DOR), clinical benefit rate (CBR), overall survival (OS); and evaluation of the myeloprotective effects of trilaciclib.
In November 2022, we provided encouraging initial data this Phase 2 trial. Initial data demonstrate the potential for an on-target effect of trilaciclib to meaningfully reduce the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia (due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles) compared to the previously published sacituzumab govitecan-hziy single agent safety profile. We expect to release a more comprehensive data set including safety and initial efficacy results, including outcome by tumor PD-L1 status, in the second quarter of 2023.
Phase 2 clinical trial to confirm the anti-tumor mechanism of action (MOA) in the tumor microenvironment
We initiated this trial in the fourth quarter of 2021. The trial is a Phase 2 multicenter, single arm, open-label study of trilaciclib in patients with early-stage neoadjuvant TNBC designed to further investigate the role of trilaciclib in modulating the anti-tumor immune response. Pathologic complete response endpoints are also being evaluated in this trial and are expected to be available in the second quarter of 2023. The primary objective is to evaluate the immune-based mechanism of action (“MOA”) of trilaciclib after a single-dose as measured by the change in the ratio of CD8+ tumor-infiltrating lymphocytes (TILs) to regulatory T cells (Tregs) in the tumor microenvironment. Secondary and exploratory endpoints include the assessment of pathologic complete response (pCR) at the time of definitive surgery, and safety of the combination of trilaciclib with neoadjuvant chemotherapy regimen; exploratory endpoints include assessment of the immune response, and identification of molecular and cellular biomarkers in tumor or blood samples that may be indicative of clinical response/resistance, pharmacodynamic activity, and/or the mechanism of action of trilaciclib.
In December 2022, we reported data at the annual San Antonio Breast Cancer Symposium (SABCS) from the first 24 patients, which show favorable alterations in the tumor microenvironment from a single dose of trilaciclib monotherapy (240 mg/m2) as measured by increases in the proportions of CD8+ T cells compared to T regulatory cells (Tregs) in patients with early-stage TNBC. The improvement of the ratio of CD8+ T cells to Tregs may enhance the overall anti-tumor immune response and support the trends we observed in preclinical studies and in our Phase 2 trial in TNBC. No trilaciclib related serious adverse events have been reported. We anticipate the pathologic complete response (pCR) results, including outcome by tumor PD-L1 status, to be available in the second quarter of 2023.

Phase 2 clinical trial in first line Bladder Cancer (PRESERVE 3)
We initiated PRESERVE 3, a Phase 2, randomized, open-label study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or mUC, in the second quarter of 2021. The primary endpoint is to evaluate the anti-tumor efficacy of trilaciclib when combined with platinum-based chemotherapy and the checkpoint inhibitor avelumab maintenance therapy as measured by progression-free survival (PFS) during the overall study. Key secondary endpoints include evaluation of the anti-tumor efficacy of trilaciclib as measured by the ORR, DOR, PFS in the maintenance period, OS and other metrics. We have entered into a clinical trial collaboration with the alliance between Merck KGaA, Darmstadt, Germany and Pfizer whereby the alliance will contribute clinical supply of avelumab to this G1-sponsored and funded trial in mUC.
In January 2023, we provided an initial update on PRESERVE 3. The confirmed ORR per RECIST v1.1 was comparable between arms with ORR being 40.0% (n=18/45) and 46.7% (n=21/45) among evaluable patients in the trilaciclib and control arms, respectively. We believe that longer-term follow-up is required to characterize additional anti-tumor endpoints including median duration of response and PFS. Though early, the safety and tolerability profile of trilaciclib administered prior to chemotherapy is generally consistent with that expected in patients treated with gemcitabine plus cisplatin/carboplatin and avelumab maintenance for previously untreated advanced or mUC. The data monitoring committee reviews the safety of trilaciclib on an ongoing basis and recommended that the study continue as planned. Additional safety and efficacy data, including the primary endpoint of PFS, are anticipated mid-2023.
Investigator Sponsored Studies (ISS) Program
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
In the fourth quarter of 2022, the Company announced that we were supporting a new Phase 2 ISS of trilaciclib and lurbinectedin in patients with ES-SCLC, This is a prospective, non-randomized, single-arm Phase 2 study, to evaluate trilaciclib administered intravenously prior to lurbinectedin in approximately 30 subjects with platinum refractory ES-SCLC. The primary endpoint is the rate of grade 4 neutropenia in any cycle. Secondary endpoints include mean duration (days) of grade 4 neutropenia in cycle 1, overall survival (OS), progression-free survival (PFS), overall rate of response (ORR), quality of life assessments, and the use of secondary/reactive supportive measures including G-CSF administration.
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
We received Breakthrough Therapy Designation from the FDA in 2019 based on positive myeloprotection data in small cell lung cancer patients from three randomized Phase 2 clinical trials. As is common with Breakthrough-designated products that receive priority review, we will conduct certain post-marketing activities, including in vitro drug-drug interaction and metabolism studies, and a clinical trial to assess the impact of trilaciclib on disease progression or survival in patients with ES-SCLC with chemotherapy-induced myelosuppression treated with a platinum/etoposide-containing or topotecan-containing regimen with at least a two year follow up. We are in the process of site selection for the post-approval clinical trial and anticipate site activation and first patient enrollment in the first half of 2023.

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
We continue to engage in research and clinical development of trilaciclib in order seek regulatory approval to market additional indications in multiple tumor types and treatment combinations, including breast cancer and bladder cancer.
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
Our Business Strategy
Our goal is to improve the lives of those impacted by cancer through the ongoing development and expansion of trilaciclib. Our strategy includes the following key components:
•Establish COSELA as the standard of care for ES-SCLC in the United States. COSELA (trilaciclib) for Injection was approved by the FDA in February 2021 to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (ES-SCLC).
•Maximize long-term value of trilaciclib by executing our robust development plan across multiple indications and treatment settings. We believe that, because of its mechanism of action and unique attributes, including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition, and short half life trilaciclib has the potential to be used to treat patients receiving myelosuppressive cytotoxic therapies like chemotherapy and to meaningfully improve anti-tumor efficacy across multiple tumor types and when administered in various treatment combinations.
•Manage capital efficiently to fully fund operations. We intend to efficiently execute our capital management strategies to ensure our ability to fund our operations, including the commercialization of COSELA in ES-SCLC, and our ongoing and future clinical programs to develop trilaciclib in additional cancer indications.

Commercialization
In February 2021, the U.S. Food and Drug Administration ("FDA") approved COSELA (trilaciclib) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen or topotecan-containing regimen for extensive-stage small cell lung cancer (ES-SCLC). In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“BI”). In December 2021, G1 and BI mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy a team of G1 oncology sales representatives to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all sales representatives have been hired, trained and deployed. We are now managing and executing all commercial activities in-house, including sales, marketing, market access and clinical nurse educator functions, as well as product distribution. The G1 to One program serves as a patient hub and provides patient and healthcare provider services.
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

Intellectual property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection in jurisdictions where we seek to commercialize our FDA approved CDK4/6 inhibitor trilaciclib (COSELA). Our commercial success also depends in part on our ability to obtain and maintain proprietary protection in the jurisdictions where our licensees seek to commercialize our proprietary CDK inhibitors, including clinical candidates trilaciclib and lerociclib. We have secured patent protection to the composition of matter for trilaciclib and lerociclib in a number of jurisdictions, including for example, the United States, Europe, China, Hong Kong, Macau, Japan, Korea, Singapore, Australia, Canada, Mexico, India, Israel, Russia, and Brazil. We have secured patent protection to the use of trilaciclib or lerociclib for the treatment of certain cancers, including in the United States, Europe, China, Hong Kong, Macau, Japan, and Canada. We also, where we believe appropriate, seek protection on processes for the production of our CDK4/6 inhibitors, formulations, additional compositions, combinations of our product candidates with other active agents and dosing schedules and regimens. Our success also depends on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications covering our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. In addition, we plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States and other jurisdictions. For example, we have filed for patent term extensions with the United States Patent and Trademark Office seeking the extension of term for patents encompassing trilaciclib. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe, and other countries that provide a period of clinical data exclusivity to compensate for the time required for regulatory approval of our drug products. See also the “Government Regulation and Product Approval” section below.
We are the sole owner or exclusive licensee of all of our patents and currently filed patent applications that cover trilaciclib and lerociclib. We have the exclusive right to prosecute these patent families in our sole discretion, and, where we have out-licensed patents and patent applications, our licensees have the right to review and comment on all material patent filings, and their review and comments will be considered by us in good faith. Our intellectual property strategy includes patenting our CDK4/6 inhibitors, their uses, and methods of manufacturing. We have obtained more than twenty composition-of-matter patents in the United States on a number of our CDK4/6 inhibitors, including claims that cover trilaciclib and lerociclib, and we continue to seek composition-of-matter patents on additional CDK inhibitors both in the United States and throughout the world. In addition, we have obtained more than eighteen patents in the United States on methods of treatment using a number of our CDK4/6 inhibitors, including claims that cover methods of using trilaciclib and lerociclib. We continue to seek additional patents for our key CDK4/6 inhibitors and their uses in key therapeutic areas.
As of December 31, 2022, we have listed 10 U.S. granted patents in the U.S. FDA’s Orange Book for our U.S. Food and Drug Administration approved drug trilaciclib (COSELA), with an additional patent granted pending listing. In addition, on April 8, 2021, we filed a request for patent term extension pursuant to 35 U.S.C. § 156 on two of these listed patents (U.S. 8,598,186 and U.S. 9,487,530). We ultimately intend to elect one patent for extension. To the extent U.S. 8,598,186 is elected, the term is expected to be extended to December 30, 2034. To the extent U.S. 9,487,530 is elected, the term is expected to be extended to February 12, 2035.
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

We are party to four license agreements relating to our CDK inhibitor technology. On May 22, 2020, we entered into a license agreement with Incyclix Bio, LLC ("Incyclix"), formerly ARC Therapeutics, LLC, where we out-licensed to Incyclix a portfolio of CDK2 inhibitors for development and commercialization. On June 15, 2020, we entered into a license agreement with Genor Biopharma Co. Inc.(“Genor”) for the development and commercialization of our CDK4/6 inhibitor lerociclib in the Genor Territory (as defined below). On July 22, 2020, we entered into a license agreement with EQRx, Inc. (“EQRx”) for the development and commercialization of lerociclib in the EQRx Territory (as defined below). On August 3, 2020, we entered into a license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd, (“Simcere”) for the development and commercialization of our CDK4/6 inhibitor trilaciclib in the Simcere Territory (as defined below). Each of these license agreements is described below.
Our owned and in-licensed patent estate as of December 31, 2022, on a worldwide basis, includes over 390 granted or pending patent applications in more than 30 patent families with more than 46 granted U.S. patents. The term of individual patents depends upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application which serves as a priority application. However, the term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (USPTO) (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.
Our current issued patents covering the composition-of-matter for trilaciclib and lerociclib will expire in 2031, exclusive of any patent term extension. As described above, we have filed a request for patent term extension under 35 U.S.C. § 156 for a term extension of U.S. 8,598,186, which claims the composition of matter of trilaciclib, which, if granted, would extend the term of this patent to December 30, 2034. Our current issued patents covering methods of use of trilaciclib and lerociclib will expire in 2034 to 2039. As described above, we have filed a request for patent term extension under 35 U.S.C. § 156 for a term extension of U.S. 9,487,530, which claims the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for, among other things, small cell lung cancer, which, if granted, would extend the term of this patent to February 12, 2035. Our pending applications on additional methods of use of trilaciclib and lerociclib, should they issue, will expire on dates ranging from 2034 to 2043. We plan to file additional applications on aspects of our innovations that may have patent terms that extend beyond these dates.
Any of our patents, including patents that we may rely on to protect our market for approved drugs, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our CDK4/6 inhibitors will depend on our success in enforcing the claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

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
In addition, we own three issued U.S. Patents (U.S. 9,487,530; U.S. 10,085,992; and 10,966,984) covering the use of trilaciclib to reduce the effect of chemotherapy on healthy cells in a subject being treated for cancer, each of which has been listed in the Orange Book listing for COSELA. This patent family covers, for example, SCLC treatment protocols involving chemotherapeutic agents carboplatin, etoposide, and/or topotecan along with trilaciclib for protection of healthy replicating cells like hematopoietic stem and progenitor cells, and the use of trilaciclib to treat cancer in combination with a chemotherapeutic agent. The patent filing also covers chemoprotection of healthy replicating cells with trilaciclib during the treatment of CDK4/6 independent cancer including triple negative breast cancer. Patents from this family have issued in Europe, China, Hong Kong, Macau, Canada, and Japan. A patent application from this family is pending in Europe, Japan, and the United States. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We have filed applications in the United States, in the European Patent Office (EPO), Canada, China, Hong Kong, Australia, Brazil, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and the regional patent office of the Eurasian Patent Organization (EAPO) and the African Regional Intellectual Property Organization (ARIPO) that cover the administration of trilaciclib in combination with a checkpoint inhibitor. Patents have been granted or allowed in the United States, Russia, EAPO, and New Zealand. The granted U.S. Patent (U.S. 11,529,352) has been submitted for listing in the Orange Book listing for COSELA. This granted patent received 595 days of patent term adjustment, and will expire July 23, 2039. The expected year of expiration for other members of this patent family, where issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We own a patent family that is directed to the use of our CDK4/6 inhibitors to treat RB-positive tumors. The family includes four issued U.S. Patents (U.S. 9,527,857; U.S. 10,076,523; U.S. 10,434,104; and U.S. 10,925,878) and one allowed US patent application. The ‘857 patent covers the use of lerociclib, to treat RB-positive breast cancer, colon cancer, ovarian cancer, NSCL cancer, prostate cancer, and glioblastoma, the ‘523 patent covers the use of lerociclib to treat Rb-positive breast cancer continuously for 28 days or more, and the ‘104 patent covers the use of lerociclib to treat Rb-positive breast cancer in combination with goserelin. The ‘878 patent is directed to the use of trilaciclib in combination with a chemotherapeutic agent to treat RB-positive tumors. The allowed U.S. patent application covers the treatment of NSCLC or breast cancer by administering lerociclib at least once a day for 24 or more continuous days. Patents in this family have also issued in China, Hong Kong, Macau, Canada, and Japan, and a patent application has been allowed in the EPO. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2034, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
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
We have filed patent applications in the United States, Europe, and China that covers the administration of lerociclib in combination with an EGFR inhibitor, for example osimertinib, for the treatment of EGFR-mutant cancers, most notably NSCLC. One application has granted in the United States (U.S. 11,395,821). The expected year of expiration for this patent family, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We own a patent family directed to the use of lerociclib in combination with a Bruton’s tyrosine kinase inhibitor or other selected active agents to treat RB-positive tumors. The family includes two granted U.S. patents (U.S. 10,231,969 and U.S. 11,446,295), a pending U.S. patent application and a pending European patent application. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2035, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We have filed patent applications in the United States, European Patent Office (EPO), Canada, China, Hong Kong, Australia, Brazil, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and the regional patent office of the Eurasian Patent Organization (EAPO) and the African Regional Intellectual Property Organization (ARIPO) that cover morphic forms of lerociclib. Patents have been granted in the United States (U.S. 11,261,193), Australia, and Mexico, and have been allowed in the EAPO and ARIPO. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We have filed patent applications in the United States, European Patent Office (EPO), Brazil, Canada, China, Colombia, Hong Kong, Egypt, Australia, Brazil, Israel, Japan, South Korea, Mexico, New Zealand, Russia, Indonesia, Sri Lanka, Malaysia, Nigeria, Peru, Philippines, Singapore, Thailand, Vietnam, South Africa, and the regional patent office of the Eurasian Patent Organization (EAPO) and the African Regional Intellectual Property Organization (ARIPO) that cover dosage regimes of lerociclib. Patents have been granted in the United States (U.S. 11,357,779), and ARIPO. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We own a patent family directed to certain compositions of trilaciclib. This family has issued in the United States (10,988,479) and is pending in the United States, European Patent Office (EPO), China, Hong Kong, and Taiwan. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2040, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We own a patent family directed to the use of our CDK4/6 inhibitors in combination with the inhibitor of microtubule function eribulin for the treatment of cancers. This family is pending in the United States, Europe, China, and Hong Kong. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
We own a patent family directed to the selection of patients for administration of trilaciclib based on tumor type, chemotherapeutic regimen, and immune factors. This family has been filed in the United States, China, Hong Kong, Taiwan, Japan, Canada, Australia, the European Patent Office (EPO), and Argentina. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2040, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
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
We own seven U.S. patent families directed to the use of our CDK4/6 inhibitors in particular clinical applications. The expected year of expiration for these patent families, where issued, valid, and enforceable, is between 2041 and 2043, without regard to any extensions, adjustments, or restorations of term that may be available under national law.
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
Under the Simcere License, we have the sole right in its sole discretion to bring and control any legal action to enforce our licensed patent families against any infringement action in the Simcere Territory, except in the case of infringement relating to i) a G1 patent containing a claim to the composition-of-matter of trilaciclib or ii) a G1 patent that contains claims covering only trilaciclib that arises as a result of making, using, offering to sell, selling or importing of trilaciclib by a third party, in which case we have the first right, but not the obligation, to bring and control any infringement action at our own expense, subject to the consideration of Simcere’s reasonable and timely comments. To the extent we decline to bring an action against an infringer under the above-described conditions, Simcere has the right, but not the obligation, to bring an infringement action at its own expense.
Pursuant to the Simcere License, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. On February 9, 2023, Simcere and G1 announced the issuance of the first prescription for COSELA® (trilaciclib) in China. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we furnished to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies.
On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere paid us a $13.0 million milestone payment (less applicable withholding taxes of $1.3 million) in the third quarter of 2022. For the completion of manufacturing technology transfer in the third quarter of 2022, Simcere paid us a $1.0 million milestone payment (less applicable withholding taxes of $0.1 million) in October 2022. For the twelve months ended December 31, 2022, we recognized $14.0 million of revenue related to development milestones.
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

Pursuant to the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of each quarter, and EQRx will pay within 30 days after its receipt of such invoice. For the twelve months ended December 31, 2022, we did not recognize any revenue related to development milestones.
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
Pursuant to the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. For the twelve months ended December 31, 2022, we did not recognize any revenue related to development milestones.
Exclusive license to Incyclix Bio, LLC
On May 22, 2020, we entered into a global license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC for the development and commercialization of a CDK2 inhibitor for all human and veterinary uses. Pursuant to the Incyclix License, Incyclix is currently granted an exclusive, royalty-bearing, license with the right to grant sublicenses to one of our solely-owned patent families. At close, we received consideration in the form of an upfront payment of $1.0 million and an equity interest in Incyclix equal to 10% of its issued and outstanding units valued at $1.1 million. In addition, we may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. In the first quarter of 2022, Incyclix announced a new round of financing which we did not participate. Following the financing, our equity interest is now approximately 6.5%.

We also have right of first negotiation to re-acquire these assets. In 2021, Incyclix returned three of the four licensed patent families. Under the Incyclix License, Incyclix received the exclusive right to prosecute these patent families in its sole discretion, and we have the right to review and comment on all material patent filings, and our review and comments will be considered by Incyclix in good faith.
Under the Incyclix License, Incyclix is solely responsible for all patent prosecution costs. Incyclix has the first right, but not the obligation, to bring and control any infringement action at its own expense, subject to Incyclix keeping us reasonably informed. Incyclix also has the right to name and join us in any infringement action relating to our patents. In the case of a patent certification in connection with an Abbreviated New Drug Application under the U.S. Hatch Waxman Act, or the substantial equivalent in a foreign country, if Incyclix declines to file a lawsuit, we have the right to bring an infringement action at our own expense.
Exclusive license for rintodestrant
In November 2016, we entered into a license agreement with the University of Illinois, the University, pursuant to which we obtained an exclusive, worldwide license to make, use, import, sell and offer for sale certain SERDs, including rintodestrant, covered by patent rights owned by the University. The rights licensed to us are for all fields of use. The November 2016 license agreement was amended in March 2017. In May 2022, we notified the University that we were terminating the license agreement. After completing the evaluation of our rintodestrant partnering options and recent data in the highly competitive oral SERD space, we made the strategic decision to discontinue the program. We reverted the rights back to the originator, the University, during the third quarter of 2022; there are no additional financial obligations due to the originator resulting from the reversion.
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
Disclosure of clinical trial information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health (NIH). Information related to the product, patient population, phase of investigation, clinical trial sites and investigator, and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results may be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.
Data privacy and the protection of personal information
We are subject to laws and regulations governing data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which will continue to affect our business. In the United States, we may be subject to state security breach notification laws, state laws protecting the privacy of health and personal information and federal and state consumer protections laws which regulate the collection, use, disclosure and transmission of personal information. These laws overlap and often conflict and each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties. Our customers and research partners must comply with laws governing the privacy and security of health information, including the Health Insurance Portability and Accountability Act of 1996 as amended (“HIPAA”) and state health information privacy laws. If we knowingly obtain health information that is protected under HIPAA, called “protected health information”, our customers or research collaborators may be subject to enforcement and we may have direct liability for the unlawful receipt of protected health information or for aiding and abetting a HIPAA violation.

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
In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, it may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, may result in in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
■restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
■fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
■refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
■product seizure or detention, or refusal to permit the import or export of products;
■injunctions or the imposition of civil or criminal penalties; and
■consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Accordingly, COSELA and any future therapeutic candidate manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
■record-keeping requirements;
■reporting of adverse experiences with the therapeutic candidate;
■providing the FDA with updated safety and efficacy information;
■therapeutic sampling and distribution requirements;
■notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
■complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in-patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.
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
Other Healthcare Laws and Regulations
As we are commercializing COSELA and may commercialize other product candidates in the future, we are subject to additional healthcare statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of COSELA and any other product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval.

Restrictions under applicable federal and state healthcare laws and regulations include the following:
•The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government uses these laws, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other allegedly unlawful sales and marketing practices;
•The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•The Physician Payments Sunshine Act, enacted as part of the Affordable Care Act of 2010, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report, on an annual basis, to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions;
•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act, as well as state and local laws that require the registration of pharmaceutical sales representatives; and
•State laws and foreign laws and regulations (particularly European Union laws regarding personal data relating to individuals based in Europe) that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
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

Human Capital
As of December 31, 2022, we had 170 full-time employees, including 47 in research and development and 123 in selling, general and administrative functions. Of these full-time employees, 34 had an MD, PhD or PharmD. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We expect headcount growth to continue for the foreseeable future, particularly as we continue to develop our products and commercialize COSELA. We consider our relations with our employees to be good.
Diversity and Inclusion
Diversity and inclusion are an important part of our culture. We seek to build a diverse and inclusive workplace where we can leverage our collective cognitive and other diversity. We conduct routine pay equity analysis to determine we have pay equity across gender and race in similar jobs, accounting for factors such as role, experience, education and level. We also have a Culture Committee and a Diversity, Equity, and Inclusion (DEI) Committee comprised of employees across departments, who focus on employee engagement, building a more diverse and inclusive organization, and other initiatives throughout the year.
Compensation and Benefits
We offer competitive compensation to attract and retain the best people. Our total compensation package includes market-competitive salary, bonuses, and equity. We offer full-time employees equity at the time of hire and through annual equity grants because we want them to consider themselves to have an ownership stake in the company and to be committed to our long-term success. We offer a wide range of benefits across areas such as health, family, finance, community, and time off, including healthcare and wellness benefits, a 401(k) plan, access to legal services, and family leave.
Protection and Support of our Employees During the COVID-19 Pandemic
We established a COVID-19 response team which continually monitors the impact of COVID-19 on our operations. The COVID-19 response team manages our workplace protocols that govern our employees’ use of our office. To mitigate the impact of COVID-19 on our business, we put in place the following safety measures for our employees, patients, healthcare professionals, and suppliers to limit exposure: We substantially restricted travel, supplied personal protective equipment to employees, limited access to our headquarters and asked most of our staff to work remotely. We supported our employees by maintaining base compensation throughout the year, and our year-end practices around merit, bonus and equity were not impacted.
As of January 1, 2023, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In March 2023, we expect our headquarters-based employees will return to the office on a 3-2 hybrid model (3 days in office, 2 days remote). In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak. Throughout the outbreak, we continue to build a strong supportive culture around values of patients first, integrity, respect and collaboration. Our efforts to develop our culture will last far beyond this pandemic.
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
Risks related to the commercialization of COSELA
•We depend almost entirely on the commercial success of COSELA.
•COSELA may fail to achieve the degree of market acceptance for commercial success.
•We may not be able to effectively sell or market COSELA, or generate substantial product revenues.
•COSELA may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies.
•We face substantial competition.
•We must comply with post-approval development and regulatory requirements to maintain FDA approval of COSELA.
•Product liability lawsuits against us could cause us to incur substantial liabilities.
•If we violate the guidelines pertaining to promotion and advertising, we may be subject to disciplinary action.
•Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Risks related to our financial position and need for additional capital:
•We may need additional funding.
•We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
•Our limited operating history may make it difficult for you to evaluate the success of our business.
•Our financial condition raises substantial doubt as to our ability to continue as a going concern.
Risks related to development of COSELA:
•If we are unable to successfully develop and commercialize COSELA, our business will be materially harmed.
•Delays in the enrollment of patients in clinical trials, may delay or prevent our plans.
•Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed.
•We may incur additional costs or experience delays in completing the development and may ultimately be unable to obtain the approval COSELA in additional indications.
Risks related to additional marketing approval of COSELA:
•If we are not able to obtain, or if there are delays in obtaining, the additional required marketing approvals, we will not be able to broadly commercialize COSELA, and our ability to generate revenue will be materially impaired.
•COSELA may cause undesirable side effects that could delay or prevent additional marketing approvals, limit the commercial profile of additional approved labels, or result in significant negative consequences following additional marketing approvals, if any.

•COSELA is subject to extensive post-marketing regulatory requirements and could be subject to additional post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with COSELA.
Risks related to employee matters, managing growth and other risks related to our business:
•We currently have a limited number of employees, and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•We face risks related to health epidemics and outbreaks, including the novel coronavirus (COVID-19), which could significantly disrupt our preclinical studies and clinical trials.
•We expect to potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
Risks related to our dependence on third parties:
•We rely on, and expect to continue to rely on, third parties to conduct our clinical trials for COSELA. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain additional marketing approval for or commercialize COSELA, and our business could be substantially harmed.
•We contract with third parties for the manufacture of COSELA for preclinical studies and clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of COSELA or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•The third parties upon which we rely for the supply of the drug substance, and drug products are our sole sources of supply and have limited capacity, and the loss of any of these suppliers could harm our business.

Risks related to our intellectual property:
•If we are unable to obtain and maintain intellectual property protection for our technology and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired and, if we infringe the valid patent rights of others, we may be prevented from making, using or selling our products or may be subject to damages or penalties.
•We may become involved in administrative adversarial proceedings in the U.S. PTO or in the patent offices of foreign countries brought by a third party to attempt to cancel or invalidate our patent rights, which could be expensive, time consuming and cause a loss of patent rights.
•We may have to file one or more lawsuits in court to prevent a third party from selling a product or using a product in a manner that infringes our patent, which could be expensive, time consuming and unsuccessful, and ultimately result in the loss of our proprietary market.

Risks related to our common stock:
•The price of our common stock may be volatile and fluctuate substantially.
•Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
In 2022, we have generated $31.3 million in revenues from the sale of COSELA. COSELA was approved by the FDA in February 2021 and was commercially available in the U.S. on March 2, 2021. There is no assurance that the sales of COSELA will grow on the timing we anticipate. We may encounter delays or hurdles related to our sales efforts that affect amount of revenue generated and the timing of such revenue.
Our business currently depends heavily on our ability to successfully commercialize COSELA in the U.S. to treat patients with ES-SCLC. We may never be able to successfully commercialize COSELA or meet our expectations with respect to revenues. Prior to COSELA, we never marketed, sold or distributed for commercial use any pharmaceutical product. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built for the commercialization of COSELA in the U.S. will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with ES-SCLC. We may also encounter challenges related to reimbursement of COSELA, even as we have had positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering COSELA. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize COSELA or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenue or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to COSELA.
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
Our COSELA commercialization efforts may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If COSELA does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of COSELA and will depend on a number of factors, including:
•the timing of our receipt of any additional marketing approvals;
•the terms of any approvals and the countries in which approvals are obtained;
•the efficacy and safety and potential advantages and disadvantages compared to alternative treatments;
•the prevalence and severity of any side effects associated with COSELA;
•adverse publicity about COSELA, including the discontinuation of the trial in first line metastatic colorectal cancer, or favorable publicity about competing products;
•our ability to offer COSELA for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the success of our physician education programs;
•the strength of our marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles; and
•any restrictions on the use of COSELA together with other medications.
If COSELA fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operation and prospects.

If we are unable to enhance our sales or marketing capabilities or enter into agreements with third parties to sell or market COSELA, we may not be able to effectively sell or market COSELA, if approved, or generate substantial product revenues.
To achieve commercial success for COSELA, we must continue to develop our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. There are risks involved with both maintaining our own sales and marketing capabilities and entering into arrangements with third parties to perform these services.
Factors that may inhibit our efforts to commercialize COSELA on our own include:
•our inability to retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe COSELA;
•the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
We face an inherent risk of product liability exposure related to the evaluation of COSELA in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that COSELA caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for COSELA or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to successfully commercialize any products that we may develop.
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

If we or any of our future partners violate the guidelines pertaining to promotion and advertising of COSELA, we or they may be subject to disciplinary action by the FDA's Office of Prescription Drug Promotion (OPDP) or other regulatory authorities.
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
OPDP prioritizes its actions based on the degree of risk to the public health, and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that OPDP typically sends to companies that violate its drug advertising and promotional guidelines: untitled letters and warning letters. In the case of an untitled letter, OPDP typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from OPDP, we or any of our future partners may inadvertently violate OPDP’s guidelines in the future and be subject to an OPDP untitled letter or warning letter, which may have a negative impact on our business.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for additional indications, which could result in our competitors establishing a strong market position before we are able to enter the market and/or slow our marketing approval. Some of the important competitive factors affecting the success of all COSELA are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.
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

Even though COSELA received approval by the FDA, we must still comply with post-approval development and regulatory requirements to maintain that approval and, if we fail to do so, FDA could withdraw its approval of COSELA, which would lead to substantially lower revenues.
As a condition of the approval of COSELA, we are required to (i) conduct a study in a sufficient number of adult patients with extensive stage-small cell lung cancer undergoing chemotherapy to evaluate the impact of COSELA on disease progression or survival in patients with chemotherapy-induced myelosuppression treated with a platinum/etoposide-containing regimen or topotecan-containing regimen with at least 2 years of follow-up (ii) conduct an in vitro metabolism study and CYP phenotyping study at clinically relevant concentrations to appropriately determine major metabolic pathway for COSELA. Characterize the formation of the major circulating metabolite of trilaciclib, M8, using the purified M8 compound with a validated bioanalytical method), (iii) conduct an in vitro Drug-Drug Interaction (DDI) study to evaluate the major circulating metabolite of COSELA, M8, as an inhibitor for major CYP enzymes and drug transporters, and (iv) conduct a clinical trial to evaluate the effect of hepatic impairment on the pharmacokinetics and safety of COSELA.
The FDA may withdraw approval of COSELA if, for example, the trial required to verify the predicted clinical benefit fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with COSELA. The FDA may also withdraw approval if other evidence demonstrates that COSELA is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of COSELA with due diligence or we disseminate false or misleading promotional materials relating thereto. With the exception of the clinical study noted in (i) above, we have completed the other requirements and submitted them to the FDA for review.
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
As we are commercializing COSELA, we are subject to additional healthcare statutory and regulatory requirements and enforcement by federal government and the states and foreign governments in the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of COSELA. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal false claims laws impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals and the ownership and investment interests of physicians and their immediate family members in such manufacturers;
•HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
•state and foreign laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
As of December 31, 2022, we had cash and cash equivalents of $94.6 million and marketable securities of $50.5 million. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for the next 12 months from the date of issuance of these financial statements. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing commercialization expenses, research and development, and other corporate activities. Because the length of time and activities associated with successful commercialization and research and development of COSELA is highly uncertain, we are unable to estimate the actual funds we will require for commercialization and development of COSELA. In addition, our future capital requirements will depend on many factors, and could increase significantly as a result of many factors, including:
•the costs of commercialization activities, including product sales, marketing, manufacturing and distribution of COSELA for which we receive marketing approval;
•the scope, progress, results and costs of development, laboratory testing and clinical trials for COSELA;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of COSELA;
•the extent to which we enter into non-exclusive, jointly funded clinical research collaboration arrangements, if any, for the development of COSELA in combination with other companies’ products;
•our ability to establish collaboration arrangements for the development of COSELA on favorable terms, if at all;
•the achievement of milestones or occurrence of other developments that trigger payments under our license agreement and any collaboration agreements into which we may enter, if any;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•the extent to which we acquire or in-license product candidates and technologies, and the terms of such in-licenses;
•revenue received from commercial sales of COSELA and any future product candidates; and
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.
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
We have incurred significant operating losses since our inception. We incurred net losses of $147.6 million for the year ended December 31, 2022, $148.4 million for the year ended December 31, 2021, and $99.3 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $732.0 million. It may be several years, if ever, before we become profitable. To date, we have financed our operations through sales of our preferred and common stock, license agreements and debt. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

In addition, currently there is a conflict involving Russia and Ukraine, and this may impact our contract research organizations, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs and materially harm our business.
The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially as we:
•continue development of trilaciclib, including initiations of additional clinical trials
•identify and develop new product candidates;
•seek additional marketing approvals for trilaciclib upon successful completion of clinical trials;
•grow our sales, marketing and distribution infrastructure to commercialize COSELA and any future products for which we may obtain marketing approval;
•achieve market acceptance of our product candidates in the medical community and with third-party payors;
•maintain, expand and protect our intellectual property portfolio;
•hire additional personnel;
•enter into collaboration arrangements, if any, for the development of our product candidates or in-license other products and technologies;
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

To become and remain profitable, we must develop and commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including the following:
•completing clinical trials of COSELA that meet their clinical endpoints;
•manufacturing, marketing and selling those products for which we may obtain marketing approval; and
•achieving market acceptance of COSELA in the medical community and with third-party payors.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity financings, debt financings, collaborations, strategic alliances and licensing arrangements. The sale of additional equity or convertible debt securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, limitations on declaring dividends and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through collaborations, strategic alliances or licensing arrangements with third parties, and we could be required to do so at an earlier stage than otherwise would be desirable. In connection with any such collaborations, strategic alliances or licensing arrangements, we may be required to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product, grant rights to develop and market product that we would otherwise prefer to develop and market ourselves, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We have experienced net losses since inception and have an accumulated deficit of $732.0 million and $584.5 million as of December 31, 2022 and December 31, 2021, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these financial statements, we expect that our cash and cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for the next 12 months from the date of issuance of these financial statements. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations, and could result in the default of our loan payable. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 8, we are required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenant, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in us immediately needing additional funds. As of December 31, 2022, we were in compliance with all covenants.
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
We have entered into a Fourth Amendment to the Loan and Security Agreement with Hercules Capital, Inc. (the "Hercules Loan Agreement") for up to $150.0 million of debt under a term loan. The maturity date of the Hercules Loan Agreement is November 1, 2026. As of December 31, 2022, the Company has borrowed $75.0 million under the Hercules Loan Agreement. Our obligations under the Hercules Loan Agreement are secured by a blanket lien on substantially all of the Company’s assets, including a security interest in the intellectual property.
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
If we were to become unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness, our financial condition would be adversely affected. Further, under the Hercules Loan Agreement, we are subject to certain restrictive covenants that, among other things, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; and add or change business locations. As of December 31, 2022, we were in compliance with all covenants. If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Hercules Loan Agreement when due, this could result in a default under the Hercules Loan Agreement. In such event, Hercules may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Hercules Loan Agreement, to be immediately due and payable. Any such occurrence would have an adverse impact on our financial condition.

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
The Internal Revenue Service or other tax authority may review and adjust our net operating loss and tax credit carryforwards pursuant to the Internal Revenue Code of 1986 (the “Code”). In the event of an “ownership change” under Section 382 of the Code (“Section 382”), we may be subject to annual limitations on our ability to utilize net operating loss and tax credit carryforwards. An ownership change constitutes a change in the ownership interest of significant shareholders in excess of 50 percent on a cumulative basis over a three-year period. In April 2019, the Company completed an evaluation study as to whether an “ownership change” had occurred and determined that the limitation would be approximately $8.0 million on federal net operating loss carryforwards, $1.2 million on state net operating loss carryforwards, and $0.1 million on R&D tax credit carryforwards. The carryforward amounts reported above have already been reduced for these limitations. We continue to maintain a valuation allowance on the remaining NOLs as it believes that it is more likely than not that all of the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred. As of December 31, 2022, our federal and state net operating loss carryforwards amounted to $545.1 million and $369.4 million, respectively. Other changes in the ownership of our stock may have caused an ownership change in the past or could cause one in the future. Additional ownership changes under Section 382 could further limit our ability to reduce future tax liabilities by utilizing our net operating loss carryforwards.
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
We have invested substantially all of our efforts and financial resources identifying and developing COSELA. Our ability to generate product revenues will depend on the successful development and commercialization of COSELA. COSELA will require additional development, management of development and manufacturing activities, marketing approval in multiple jurisdictions, obtaining manufacturing supply, commercialization activities, substantial investment and significant marketing efforts.

We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•maintain robust sales, distribution and marketing capabilities, either on our own or in collaboration with strategic partners;
•gain acceptance for COSELA by patients, the medical community and third-party payors;
•compete effectively with other therapies;
•execute development activities for COSELA, including successful enrollment in and completion of clinical trials;
•obtain required marketing approvals for the development and commercialization of additional indications for COSELA, which may become more difficult considering the discontinuation of the trial in first line metastatic colorectal cancer;
•obtain and maintain patent and trade secret protection and regulatory exclusivity for COSELA and ensure that we do not infringe the valid patent rights of third parties;
•protect, leverage and expand our intellectual property portfolio;
•establish and maintain clinical and commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical and commercial manufacturing;
•obtain and maintain healthcare coverage and adequate reimbursement;
•maintain a continued acceptable safety profile for COSELA;
•develop and maintain any strategic relationships;
•enforce and defend intellectual property rights and claims; and
•manage our spending as costs and expenses increase due to preclinical development, clinical trials, marketing approvals and commercialization.
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
Identifying and qualifying patients to participate in clinical trials for COSELA is critical to our success. In particular, because we are initially focused on patients with diseases with genetically defined tumors, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We may not be able to initiate or continue clinical trials for COSELA if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials. Patient enrollment may be affected by many factors including:
•the severity of the disease under investigation;
•the eligibility criteria for the clinical trial in question;
•the perceived risks and benefits of COSELA under study;
•the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the availability of competing therapies and clinical trials; and
•the proximity and availability of clinical trial sites for prospective patients.
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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published or reported. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of COSELA and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, COSELA may be harmed, which could harm our business, operating results, prospects or financial condition.
Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
We are currently evaluating COSELA in clinical trials. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of COSELA. For example, even though the topline results from the pivotal Phase 3 trial in colorectal cancer (PRESERVE 1) showed that COSELA achieved its co-primary endpoints related to severe neutropenia with statistical significance and mean duration of severe neutropenia in Cycles 1 through 4, early anti-tumor efficacy data favor patients receiving placebo compared to trilaciclib and led to the decision to discontinue PRESERVE 1. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.
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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval in additional indications or commercialize COSELA. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:
•delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
•delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•delays in reaching, or failure to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•inability, delay, or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•delay or failure in recruiting and enrolling suitable subjects to participate in a trial;
•delay or failure in having subjects complete a trial or return for post-treatment follow-up;
•clinical sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•failure to initiate or delay of or failure to complete a clinical trial as a result of an IND being placed on clinical hold by the FDA, or for other reasons;
•lack of adequate funding to continue a clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of our CROs and other third parties;
•clinical trials of COSELA may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of COESLA may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators, or a Data Safety Monitoring Board, or DSMB, if one is used for our clinical trials, may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, or a finding that the participants are being exposed to unacceptable health risks;
•the supply or quality of COSELA or other materials necessary to conduct clinical trials may be insufficient;
•the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial; or
•there may be changes in governmental regulations or administrative actions.
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

If we are required to conduct additional clinical trials or other studies of COSELA beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of COSELA or other studies, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for COSELA in additional indications;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;
•be subject to additional post-marketing restrictions and/or requirements; or
•have the product removed from the market after obtaining marketing approval.
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
We are conducting a number of clinical trials to identify new therapeutic indications for COSELA and to expand our portfolio of product candidates. However, we may be unsuccessful in developing additional therapeutic indications for COSELA. For example, our early anti-tumor efficacy data in colorectal cancer showed patients receiving placebo are favored compared to trilaciclib and led to the decision to discontinue PRESERVE 1. In addition, we may be unsuccessful in developing COSELA for breast cancer, and bladder cancer may have shown potential for therapeutic opportunities yet our clinical trials in these possible additional therapeutic indications may ultimately fail. Moreover, such clinical trials require the use of significant financial, human, and technical resources. Even if we are able to identify new opportunities, COSELA will not be commercially available in these indications for a number of years due to extensive clinical testing requirements and regulatory approvals. Additionally, we may focus our limited efforts and resources on a new therapeutic indication that is ultimately unsuccessful. Therefore, we cannot guarantee that we will ever be able to identify and develop additional therapeutic indications for COSELA or expand our portfolio of product candidates, which could adversely impact our future growth and prospects.
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
Advancing COSELA creates significant challenges for us, including:
•obtaining marketing approval for multiple indications, as the FDA and other regulatory authorities have limited experience with commercial development of a CDK4/6 inhibitor for this type of use;
•educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens; and
•establishing sales and marketing capabilities to gain market acceptance of a novel therapy.

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
The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes several years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for COSELA in additional indications will prevent us from commercializing it in those indications. For example, our early anti-tumor efficacy data in colorectal cancer showed patients receiving placebo were favored compared to trilaciclib and led to the decision to discontinue PRESERVE 1. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we expect to rely on third-party contract research organizations, or CROs, to assist us in this process. Obtaining marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish product safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing facilities by the regulatory authorities. COSELA may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical trials. COSELA may be delayed in receiving, or fail to receive, marketing approval in additional indications for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that COSELA is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that COSELA’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of COSELA may not be sufficient to support the submission of an NDA or other submission to obtain marketing approval in the United States or elsewhere;
•third-party manufacturers or our clinical or commercial product may be unable to meet the FDA’s cGMP requirements or similar requirements of foreign regulatory authorities; and
•the approval requirements or policies of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
If COSELA is approved for additional indications, it may be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.
Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of additional indications for COSELA. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
Among the provisions of the ACA of importance to COSELA are the following:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service Act’s pharmaceutical pricing program;
•new requirements to report financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
The recently-passed Infrastructure Investment and Jobs Act may impact our future strategies and results of operations as it pertains to COSELA. Passed by the 117th United States Congress and signed into law by President Joe Biden on November 15, 2021, the Infrastructure Investment and Jobs Act is landmark legislation which may significantly impact the pharmaceutical industry.
There have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to bring more transparency to drug pricing, reduce the costs of drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. One significant example of recent legislative action is the Inflation Reduction Act of 2022 (the "IRA"), which was signed into law in August 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA, as written, will, among other things, allow the United States Department of Health and Human Services ("HHS") to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services ("CMS") reimburse under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The IRA will also require manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, we cannot predict the implications the IRA provisions will have on our business.

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
Undesirable side effects caused by our product could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials for any additional indications and could result in more restrictive labels or the delay or denial of marketing approval by the FDA or other regulatory authorities of our product in additional indications. Results of our ongoing clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects we may observe when trilaciclib is administered in the other tumor types and treatment combinations. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product for any or all additional indications. In addition to this, the drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of trilaciclib may only be uncovered with a significantly larger number of patients exposed to the product. If our product receives marketing approval in additional indications and we or others identify undesirable side effects caused by such product (or any other similar drugs) after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such product;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way such product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
•regulatory authorities may require a Risk Evaluation and Mitigation Strategy plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove the product from the marketplace after it is approved;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product; and
•our reputation may suffer.
We believe that any of these events could prevent us from achieving or maintaining market acceptance of COSELA in ES-SCLC and could substantially increase the costs of gaining marketing approval for COSELA in additional indications and significantly impact our ability to successfully commercialize COSELA and generate revenues in other tumor types and treatment combinations.

The FDA and other government agencies could prevent the timely development and commercialization of new indications of COSELA due to concerns about the quality of that data from clinical trials performed in China.
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
We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we obtain approval of our product candidates and ultimately commercialize our product in foreign markets, we would be subject to additional risks and uncertainties, including:
•our customers’ ability to obtain reimbursement for our product in foreign markets;
•our inability to directly control commercial activities because we are relying on third parties;
•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•import or export licensing requirements;
•longer accounts receivable collection times;
•longer lead times for shipping;
•language barriers for technical training;
•reduced or no protection on pharmaceutical products or their use in some foreign countries;
•the unwillingness of courts in some foreign jurisdictions to enforce patents even when valid and infringed in that country;
•the possibility of pre-grant or post-grant review proceedings in certain foreign countries that allow a petitioner to hold up patent rights for an extended period or permanently by challenging the patent filing at the patent office of that country;

•the possibility of a compulsory license issued by a foreign country that allows a third-party company or a government to manufacture, use or sell our products with a government-set low royalty to us;
•the existence of additional potentially relevant third-party intellectual property rights;
•foreign currency exchange rate fluctuations; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
We are a commercial-stage biopharmaceutical company, and, as of December 31, 2022, had 170 employees, which includes seven executive officers. We are highly dependent on the commercialization, research and development, clinical, and business development expertise of our executive officers, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
We or the third parties upon which we depend may be adversely affected by general political and economic conditions and other events beyond our control and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
We have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates or a recession, and other events beyond our control, such as natural disasters, pandemics such as the COVID-19 (coronavirus), epidemics, political instability, and armed conflicts and wars, including the Russia-Ukraine war. The effects of current and future economic and political conditions and other events beyond our control on us, patients, our third party vendors, including clinical trial sites, and our partners could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.
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

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Adequate internal control over financial reporting are necessary for us to provide reliable financial reports and, together with effective disclosure controls and procedures, are designed to prevent or detect material misstatements due to fraud or error. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.
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

Although we intend to design the clinical trials for COSELA, CROs will administer all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed;
•make errors in the design, management or retention of our data or data systems; and/or
•form relationships with other entities, some of which may be our competitors.
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

We may be unable to establish any agreements with third-party manufacturers or do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
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

We have entered into a license agreement for the development of COSELA in greater China, and intend to continue to use third-party collaborators to help us develop and commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.
Our drug development programs and the potential commercialization of COSELA will require substantial additional cash to fund expenses. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of COSELA.
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
Our success depends in large part on our ability to obtain and maintain patents in the United States and other countries that adequately protect our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and in foreign countries that cover COSELA and its uses, pharmaceutical formulations and dosages, and processes for the manufacture of it. Our patent portfolio currently includes both patents and patent applications.
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
The recently-passed Inflation Reduction Act may impact our future strategies and results of operations as it pertains to COSELA. Passed by the 117th United States Congress and signed into law by President Joe Biden on August 16, 2022, the Inflation Reduction Act of 2022 is landmark legislation which may significantly impact the pharmaceutical industry.
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
We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights covering our products and technology, including inter parties review proceedings before the U.S. PTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. For example, we are aware that many companies, universities and institutions, including competitors, have filed patent applications and received issued patents in our general areas of CDK 4/6 inhibitors and their uses in methods of treatment and combinations with other drugs as well as their processes of manufacture. If we are found to infringe a third party’s intellectual property rights, we could be required to litigate the validity or enforceability of the third-party asserted patent, which may be expensive, time-consuming and distracting to the company, and which litigation we may lose. We may, instead of litigating, seek to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing COSELA or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
We may not be able to effectively enforce our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on COSELA and lerociclib in all countries throughout the world would be prohibitively expensive, and therefore we only file for patent protection in selected countries. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•results of preclinical and clinical trials;
•results of clinical trials of our competitors’ products;
•regulatory actions with respect to our products or our competitors’ products;
•actual or anticipated fluctuations in our financial condition and operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of our common stock by us, our insiders or our other stockholders;
•speculation in the press or investment community;
•announcement or expectation of additional financing efforts;
•changes in accounting principles;
•changes in the structure of healthcare payment systems;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities;
•changes in market conditions for pharmaceutical and biopharmaceutical stocks;
•changes in general market, industry and economic conditions, including global economic uncertainty, rising inflation, rising interest rates, market disruptions and volatility in commodity prices; and
•the other factors described in this “Risk Factors” section.
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

Forecasting potential sales for COSELA is difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.
Our business planning requires us to forecast or make assumptions regarding product demand and revenues for COSELA, despite numerous uncertainties. These uncertainties may be increased if we rely on third parties to conduct commercial activities in certain jurisdictions and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:
•the efficacy and safety of COSELA, including as relative to marketed products and drug candidates in development by third parties;
•pricing (including discounting and other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
•the rate of adoption in the particular market, including fluctuations in demand for various reasons;
•potential market size;
•lack of patient and physician familiarity with the drug product;
•lack of patient use and physician prescribing history;

•lack of commercialization experience with COSELA;
•uncertainty relating to when COSELA may become commercially available to patients in a particular jurisdiction and rate of adoption; and
•products provided without compensation through patient support programs or product sample programs, may not eventually result in or contribute to revenue-producing prescriptions.

We expect that our revenues from sales of COSELA will be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates, judgment or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations. The metrics that we are tracking in order to evaluate the success of our sales efforts may not correlate to commercial success, particularly given the challenging market for COSELA.

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
Provisions in our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board of directors were considered beneficial by some stockholders. Among other things, these provisions:
•establish a classified board of directors such that only one of three classes of directors is elected each year;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least two-thirds of the voting power of all of the then-outstanding shares of capital stock that would be entitled to vote generally in the election of directors to amend or repeal specified provisions of our certificate of incorporation or by-laws.
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
Holders
As of February 27, 2023, there were approximately 10 stockholders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
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
Comparison of Cumulative Total Return
Among G1 Therapeutics, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

$400
$300
$200
$100
$0
5/17/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
G1 Therapeutics Inc
Nasdaq Biotechnology Index
Nasdaq Composite

The above graph measures the change in a $100 investment in our common stock from May 17, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022. Our relative performance is then compared with the Nasdaq Composite Index and the Nasdaq Biotechnology Index.
Recent Sales of Unregistered Securities
None.

Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference from Item 12 of Part III of this Annual Report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our equity securities during the fiscal year 2022.
Item 6. [Reserved]
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
We are also exploring potential use of trilaciclib in a variety of tumors, including breast cancer, bladder cancer, and in trials designed to inform the design of future additional pivotal studies across multiple tumor types and treatment combinations including certain chemotherapies, checkpoint inhibitors, and targeted chemotherapy medicines called antibody-drug conjugates (ADCs).
In June 2020, we entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“Boehringer Ingelheim”). In December 2021, the Company and Boehringer Ingelheim mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy our own oncology sales team to allow us to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all sales representatives were hired, trained, and deployed into their respective regions. Starting from the second quarter of 2022, the sales of COSELA have been solely conducted by the G1 COSELA sales team. As of the beginning of 2023, the sales team comprises approximately 30 sales representatives.
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

We are pursuing trilaciclib across key growth platforms. First, trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. In addition, these multilineage myeloprotection benefits were seen in the initial Phase 2 trial of trilaciclib in combination with the antibody-drug conjugate, sacituzumab govitecan-hziy in patients with unresectable locally advanced or metastatic triple-negative breast cancer (TNBC). Initial data on the first 18 patients showed a clinically meaningful on-target effect of trilaciclib to reduce (>50%) the rates of multiple adverse events compared to the previously published sacituzumab govitecan-hziy single agent safety profile from the ASCENT trial, including myelosuppression (neutropenia, anemia, thrombocytopenia).

Second, trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) myeloprotection, thus enabling increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, thus improving overall immune response. Its ability to enhance the cancer immune cycle occurs through multiple factors, including (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). We are exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials. A meaningful anti-tumor efficacy benefit was observed in our Phase 2 mTNBC study in which trilaciclib led to a significant improvement in overall survival when administered in combination with chemotherapy (gemcitabine/carboplatin) compared to chemotherapy alone. These are the foundational data for our ongoing PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC. An interim OS analysis at 70% of events is currently anticipated in the PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC in the first half of 2024 to evaluate the effect of trilaciclib on overall survival in patients with TNBC when administered prior to treatment with GC. If the interim OS analysis achieves the threshold of statistical significance required for the interim assessment showing that trilaciclib has superior efficacy in overall survival, the trial will terminate, and the data will be reported. In addition, we will discuss the data with regulatory health authorities regarding filing for potential approval of this indication.
We are executing on our strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. We currently have four ongoing clinical trials: a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”), and a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance. These studies across treatment settings and tumor types will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments via myeloprotection and/or immunomodulation. In addition, the MOA and ADC Phase 2 trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. We are also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. New non-clinical data presented in September 2022 showed consistent synergistic potential of trilaciclib to enhance the cancer immune cycle by enhancing T cell activation, favorably altering the tumor microenvironment, and improving long-term surveillance. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
In November 2022, we provided encouraging initial safety and tolerability data from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia, due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles, compared to the previously published sacituzumab govitecan-hziy single agent safety profile. We expect to release a more comprehensive data set including safety and initial efficacy results, including outcome by tumor PD-L1 status, at a medical meeting in the first half of 2023.

In December 2022, we reported data at the annual San Antonio Breast Cancer Symposium (SABCS) from the initial dose finding Phase 2 portion of the MOA trial, a multicenter, open-label, single-arm, neoadjuvant study where tumor tissue was obtained at baseline prior to study drug administration. Initial results from the first twenty-four patients show favorable alterations in the tumor microenvironment from a single dose of monotherapy (240 mg/m2) trilaciclib monotherapy as measured by increases in the proportions of CD8+ T cells compared to T regulatory cells (Tregs) in patients with early-stage TNBC. The improvement of the ratio of CD8+ T cells to Tregs may enhance the overall anti-tumor immune response and confirm the trends we observed in preclinical studies and in peripheral blood in our Phase 2 trial in TNBC. No trilaciclib related serious adverse events have been reported. We expect the pathologic complete response results, including outcome by tumor PD-L1 status, to be available in the second quarter of 2023, which we believe will clarify the ability of trilaciclib to improve anti-tumor efficacy for TNBC patients in this early-stage treatment setting, particularly in combination with a checkpoint inhibitor.

In January 2023, we provided an initial update on PRESERVE 3, the ongoing, randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”). The confirmed overall response rate (ORR) per RECIST v1.1 was comparable between arms and we believe that longer-term follow-up is required to characterize additional anti-tumor endpoints including median duration of confirmed objective response and PFS. Though early, the safety and tolerability profile of trilaciclib administered prior to chemotherapy is generally consistent with that expected in patients treated with gemcitabine plus cisplatin/carboplatin and avelumab maintenance for previously untreated advanced or mUC. Additional safety and efficacy data, including the primary endpoint of PFS, are anticipated in the midyear of 2023.

On February 13, 2023 , we announced top line results from our pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction (placebo=20% vs. trilaciclib=1%; p<0.001) and mean duration of severe neutropenia in Cycles 1 through 4 (placebo=1.3 days vs. trilaciclib=0.1 days; p<0.001). Patients receiving trilaciclib experienced fewer chemotherapy dose reductions and delays. Other secondary measures of myeloprotection also favored trilaciclib, including reductions in Febrile Neutropenia (placebo=5% vs. trilaciclib=0%) and ESA administration (placebo=7% vs. trilaciclib=3%). These results further validate the myeloprotection benefit of trilaciclib. In addition, patients receiving trilaciclib had a clinically meaningful reduction in the rate of chemotherapy-induced diarrhea, including a 50% reduction in the rate of Grade 3/4 diarrhea and a 30% reduction in the rate of any grade diarrhea, compared to placebo. However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including overall response rate (ORR), favor patients receiving placebo compared to trilaciclib (61% and 50% ORRs, respectively). Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the progression-free survival (PFS) and overall survival (OS) endpoints, we have made the decision to discontinue PRESERVE 1.

Trilaciclib Development Pipeline

Candidate	Indication	Current Status	Initial Results	Additional Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment completed in October 2022)	Interim OS analysis expected in 1H 2024		Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrolling)	Initial safety data announced in 4Q 2022	PFS results expected in 2Q 2023	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Mechanism of action trial in early stage neoadjuvant TNBC	Phase 2 trial (enrollment completed in August 2022)	MOA data presented in 4Q 2022	pCR results expected in 2Q 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment completed in August 2022)	ORR data announced in 1Q 2023	PFS results expected in mid-2023	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.
*Initial results expected: (i) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and we will report the topline results. If it does not, the trial will continue to the final analysis.
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
As of December 31, 2022, the majority of our employees are still working remotely, which may negatively impact our ability to conduct research and development activities, engage in sales-related initiatives, or efficiently conduct day-to-day operations. In addition, we added bandwidth and VPN capacity to our infrastructure to facilitate remote work arrangements. We will continue to monitor the impact of COVID-19 on our operations, including how it will impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors regularly on the progress of our response to the COVID-19 outbreak.
Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $31.3 million of net product sales from COSELA and $20.0 million of license revenue for the year ended December 31, 2022, $11.1 million of net product sales from COSELA $20.4 million of license revenue for the year ended December 31, 2021, and $45.3 million of license revenue for the year ended December 31, 2020. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of December 31, 2022, we had cash and cash equivalents of $94.6 million and marketable securities of $50.5 million. Since inception we have incurred net losses. Our net losses were $147.6 million, $148.4 million and $99.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $732.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. As disclosed in the Liquidity and Capital Resources section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
In addition, currently there is a conflict involving Russia and Ukraine, and this may impact our contract research organizations, clinical data management organizations, and clinical investigators’ ability to conduct certain of our trials in Eastern European countries, and may prevent us from obtaining data on patients already enrolled at sites in these countries. This could negatively impact the completion of our clinical trials and/or analyses of clinical results, which may increase our product development costs and materially harm our business.

We also expect our research and development, commercial activities, and selling, general and administrative expenses will continue to increase in connection with our ongoing and future activities as we:
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
We entered into an exclusive license agreement with Simcere in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million, which we received (less applicable withholding taxes of $1.4 million) in September 2020. We have the potential to receive an additional $156.0 million upon reaching development and commercial milestones, and to receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million was recognized as revenue in the fourth quarter of 2020, once the transfer of the related technology and know-how was completed. Through December 31, 2021, we recognized an additional $8.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere paid us a $13.0 million milestone payment (less applicable withholding taxes of $1.3 million) in the third quarter of 2022. Additionally, for the completion of manufacturing technology transfer in the third quarter of 2022, Simcere paid us a $1.0 million (less applicable withholding taxes of $0.1 million) milestone payment in October 2022. For the twelve months ended December 31, 2022, we recognized $14.0 million of revenue related to development milestones.
We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. We did not receive any development milestones during the twelve months ended December 31, 2022.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. Through December 31, 2021, we recognized an additional $3.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. We did not receive any development milestones during the twelve months ended December 31, 2022.
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
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax expense recognized in 2022, 2021, and 2020 related to the foreign withholding taxes incurred as a result of the milestone payments received from the Simcere license agreement.
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
Milestone Payments
At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. We evaluate each milestone to determine when and how much of the milestone to include in the transaction price. We first estimate the amount of the milestone payment that we could receive using either the expected value or the most likely amount approach. We primarily use the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, we consider whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). We update the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.
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
Liabilities related to co-pay assistance, rebates, and GPO fees are classified as “Accrued Expenses” in the Balance Sheets. Discounts such as chargebacks, returns, and specialty distributor fees are recorded as a reduction to trade accounts receivable, which is included in “Accounts Receivable” in the Balance Sheets.
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
We recorded non-cash stock-based compensation expense of $20.6 million, $22.3 million and $18.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We calculate the fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including the expected volatility of our common stock, the assumed dividend yield, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and the fair value of the underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:
•we do not have sufficient history to estimate the volatility of our common stock; we calculate expected volatility based on reported data for selected similar publicly traded companies for which the historical information is available as we do not have sufficient history to estimate volatility using only our common stock; in 2019, we began incorporating our historical stock price in conjunction with selected similar publicly traded companies; we plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is sufficient to measure expected volatility for future option grants;
•the assumed dividend yield of zero is based on our expectation of not paying dividends for the foreseeable future;

•our estimates of expected term used in the Black-Scholes option-pricing model were based on the estimated time from the grant date to the date of exercise;
•we determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant; and
•we account for forfeitures as they occur, rather than estimating forfeitures as of an award’s grant date.
See “Note 10 – Stock-Based Compensation” to the accompanying audited financial statements included in Item 15 of this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2022, 2021 and 2020.
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
At December 31, 2022, we have federal net operating loss carryforwards (“NOLs”) of approximately $545.1 million, which are available to offset future taxable income. Of the $545.1 million available, $95.4 million will begin to expire in 2029. The remaining $449.7 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. Our NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, we had state net operating loss carryforwards totaling approximately $369.4 million, which are available to offset future state taxable income. The state net operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at zero benefit, as discussed in the income tax footnote. State net operating losses begin to expire in 2024. Because we had incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2022, we also had federal research and development (R&D) credit carryforwards of approximately $20.5 million available to offset future income tax which begin to expire in 2035.
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
Results of operations
Comparison of the year ended December 31, 2022 and December 31, 2021

	Year Ended December 31,		Change
	2022	2021	$
	(in thousands)
Revenues
Product sales, net	$31,337	$11,120	$20,217
License revenue	19,964	20,356	(392)
Total revenues	51,301	31,476	19,825
Operating expenses
Cost of goods sold	3,748	2,016	1,732
Research and development	83,316	76,225	7,091
Selling, general and administrative	100,415	95,692	4,723
Total operating expenses	187,479	173,933	13,546
Loss from operations	(136,178)	(142,457)	6,279
Other income (expense)
Interest income	748	43	705
Interest expense	(10,432)	(4,667)	(5,765)
Other income (expense)	3	(346)	349
Total other income (expense), net	(9,681)	(4,970)	(4,711)
Loss before income taxes	(145,859)	(147,427)	1,568
Income tax expense	1,700	925	775
Net loss	$(147,559)	$(148,352)	$793
Product sales, net
Product sales, net was $31.3 million and $11.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase of $20.2 million, or 182%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.
License revenue
License revenue was $20.0 million and $20.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. License revenue decreased $0.4 million, or 2%. License revenue recognized in the current year was primarily related to $14.0 million in milestone payments from Simcere. We also recognized $2.4 million and $2.3 million in clinical trial costs reimbursed by EQRx and Simcere, respectively. Additionally, we recognized $1.3 million in supply, manufacturing services and patent reimbursable costs from EQRx, Genor, and Simcere. License revenue recognized in the prior year was primarily related to $11.0 million in milestone payments from Genor and Simcere. We also recognized $2.5 million and $1.0 million in clinical trial costs reimbursed by EQRx and Simcere, respectively. Additionally, we recognized $5.9 million in supply, manufacturing services and patent reimbursable costs from EQRx, Genor, and Simcere.

Cost of goods sold
Cost of goods sold was $3.7 million and $2.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase of $1.7 million, or 85%, was primarily due to an increase in units sold and an increase in overhead.
Research and development
Research and development expenses were $83.3 million for the year ended December 31, 2022 as compared to $76.2 million for the year ended December 31, 2021. The increase of $7.1 million, or 9%, was primarily due to an increase of $10.8 million in our clinical program costs, offset by a decrease of $3.2 million for manufacturing of active pharmaceutical ingredient and drug product to support our clinical trials and a decrease of $0.5 million in external costs related to discovery and preclinical development. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant, lerociclib, and unallocated research and development expenses for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Clinical Program Expenses—trilaciclib	$73,498	$60,911
Clinical Program Expenses—rintodestrant	2,110	3,132
Clinical Program Expenses—lerociclib	2,553	3,330
Chemical Manufacturing and Development	2,707	5,883
Discovery, Pre-Clinical and Other Expenses	2,448	2,969
Total Research and Development Expenses	$83,316	$76,225
Selling, general and administrative
Selling, general and administrative expenses were $100.4 million for the year ended December 31, 2022 as compared to $95.7 million for the year ended December 31, 2021. The increase of $4.7 million, or 5%, was due to an increase of $12.5 million in personnel related costs due to increased headcount, and an increase of $2.6 million in office and other administrative expenses, of which $1.7 million related to travel expenses. These increases were offset by a decrease of $7.3 million in commercialization activities, a decrease of $1.7 million in information technology systems and related expenses, and a decrease of $1.4 million in medical affairs costs related to trilaciclib, professional services, and taxes.
Total other income (expense), net
Total other income (expense), net was $(9.7) million for the year ended December 31, 2022 as compared to $(5.0) million for the year ended December 31, 2021. The change of $4.7 million, or 94%, was primarily driven and increase in interest expense on loan payable due to higher principal balance in 2022 as compared to 2021.
Income tax expense
Income tax expense was $1.7 million for the year ended December 31, 2022 as compared to $0.9 million for the year ended December 31, 2021. The increase of $0.8 million, or 89%, in foreign tax withholdings incurred is a result of an increase in license revenue recognized from Simcere as compared to the prior year.

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
Product sales, net
Product sales, net was $11.1 million and $0 for the years ended December 31, 2021 and December 31, 2020, respectively. The sales revenue recognized in the year ended December 31, 2021, was related to the product sales of COSELA. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.
License revenue
License revenue was $20.4 million and $45.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. License revenue decreased $24.9 million, or 55%. License revenue recognized in the year ended December 31, 2021, was primarily related to $11.0 million in milestone payments from Genor and Simcere. We also recognized $2.5 million and $1.0 million in clinical trial costs reimbursed by EQRx and Simcere, respectively. Additionally, we recognized $5.9 million in supply, manufacturing services and patent reimbursable costs from EQRx, Genor, and Simcere. License revenue recognized in the year ended December 31, 2020, was primarily related to $42.1 million in revenue recognized from the Simcere, EQRx, Genor and ARC upfront payments under the respective license agreements following the transfer of related technology and know-how which occurred during the period. We also recognized $1.3 million for clinical trial costs reimbursed by EQRx and $0.4 million in patent costs to be reimbursed by EQRx, Genor, and Simcere. Additionally, we recognized $1.3 million in revenue for existing inventory transfers to EQRx and Genor which occurred during the fourth quarter of 2020.
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
Selling, general and administrative
Selling, general and administrative expenses were $95.7 million for the year ended December 31, 2021 as compared to $68.5 million for the year ended December 31, 2020. The increase of $27.2 million, or 40%, was due to an increase of $12.7 million in personnel related costs due to increased headcount, of which $5.4 million related to non-cash stock compensation expense, an increase of $12.1 million in commercialization activities, an increase of $2.2 million in information technology systems and related expenses, and an increase of $0.2 million medical affairs costs related to trilaciclib, professional services, insurance, and other administrative costs.
Total other income (expense), net
Total other income (expense), net was $(5.0) million for the year ended December 31, 2021 as compared to $(1.4) million for the year ended December 31, 2020. The change of $3.6 million, or 263%, was primarily driven and increase in interest expense on loan payable due to higher principal balance in 2021 as compared to 2020.
Income tax expense
Income tax expense was $0.9 million for the year ended December 31, 2021 as compared to $1.4 million for the year ended December 31, 2020. The decrease of $0.5 million, or 34%, in foreign tax withholdings incurred is a result of a decrease in license revenue recognized from Simcere as compared to the prior.

Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $732.0 million and $584.5 million as of December 31, 2022 and December 31, 2021, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these financial statements, we expect that our cash and cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these financial statements. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations and could result in the default of our loan payable. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 8, we are required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenant, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in us immediately needing additional funds. As of December 31, 2022, we were in compliance with all covenants.
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
Equity Offering
On November 17, 2022, we entered into an underwriting agreement related to a public offering of 7,700,000 shares of our common stock at a public offering price of $6.50 per share less the underwriting discounts and commissions, pursuant to the shelf registration statement on Form S-3. We received approximately $50.1 million in gross proceeds from this offering, before deducting underwriting discounts and commissions and offering expenses. The offering closed on November 22, 2022. In addition, 873,353 shares of common stock were issued upon exercise by the underwriters at their option to purchase additional shares at the same offering price, which closed on December 20, 2022. The gross proceeds from the offering of the aggregate of 8,573,353 shares of our common stock were $55.7 million and net proceeds of $52.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
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
On November 1, 2022, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules. The Fourth Amendment extended the time for drawing the Tranche 1D Advance (as defined in the Loan and Security Agreement) of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continues to provide for a minimum revenue covenant, tested monthly, where we must achieve net product revenue of COSELA of at least 80% of the amounts projected in our forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, we must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, we must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If we achieve specified net revenue of COSELA, the cash percentage decreases to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan and Security Agreement.
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenants, minimum cash covenant or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2022 and as of the date of the issuance of these financial statements, we were in compliance with all covenants and have not been notified of an event of default by the lender under the Loan Agreement.
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
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones during the year ended December 31, 2022.
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

Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of each quarter, and EQRx will pay within 30 days after its receipt of such invoice. We did not recognize any revenue related to development milestones during the year ended December 31, 2022.
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
Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay us tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment of $14.0 million (less applicable withholding taxes of $1.4 million) was received in September 2020. In return, we furnished to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere will be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies.
On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. As a result of receiving approval in China, Simcere paid us a $13.0 million milestone payment (less applicable withholding taxes of $1.3 million) in the third quarter of 2022. For the completion of manufacturing technology transfer in the third quarter of 2022, Simcere paid us a $1.0 million (less applicable withholding taxes of $0.1 million) milestone payment in October 2022. We recognized $14.0 million of revenue related to development milestones during the year ended December 31, 2022.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(128,620)	$(132,108)	$(83,742)
Net cash provided/used in investing activities	(50,529)	—	152
Net cash provided by financing activities	52,495	145,863	21,688
Net change in cash, cash equivalents, and restricted cash	$(126,654)	$13,755	$(61,902)
Net cash used in operating activities
During the year ended December 31, 2022, net cash used in operating activities was $128.6 million, which consisted of a net loss of $147.6 million, accretion of discount on available for sale securities of $0.4 million, and a decrease in net operating assets and liabilities of $5.3 million, partially offset by an increase in non-cash equity interest of $0.5 million, non-cash stock compensation expense of $20.6 million, $0.5 million of depreciation expense, $2.2 million in amortization of debt issuance costs, and $0.9 million of non-cash interest expense.

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
Net cash used in investing activities
During the year ended December 31, 2022, net cash used in investing activities was $50.5 million, due to the purchase of $65.0 million in marketable securities and $0.5 million of manufacturing equipment placed in service during the year, offset by maturities of $15.0 million in marketable securities.
For the year ended December 31, 2021, there was no cash provided or used in investing activities.
Net cash used in investing activities was $0.2 million for the year ended December 31, 2020, which represented proceeds from the disposal of property and equipment.
Net cash provided by financing activities
During the year ended December 31, 2022, net cash provided by financing activities was $52.5 million, which consisted of $52.3 million in net proceeds from our public offering after deducting cash paid during the year for underwriting discounts and commissions and other expenses, and $0.2 million in net proceeds from the exercise of stock options.
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
We have concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months following the filing of this Annual Report.
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
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•global economic uncertainty, rising inflation, rising interest rates, market disruptions and volatility in commodity prices.
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

Contractual Obligations, Commitments and Contingencies
Our principal commitments consist of obligations under our clinical trial commitments, consulting fees, operating lease commitments and long-term debt obligations. The following table summarizes these contractual obligations as of December 31, 2022:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations:
Operating lease obligations (1)	$8,168	$1,634	$3,404	$3,130	$—
Long-term debt obligation, including interest and end of term charge (2)	112,774	10,175	58,002	44,597	—
Total contractual obligations (3, 4, 5)	$120,942	$11,809	$61,406	$47,727	$—
(1)Represents future minimum lease payments under the non-cancelable lease for our headquarters in Research Triangle Park, NC and our former headquarters in Research Triangle Park, NC. The lease for the new office space commenced in September 2019 for approximately 60,000 square feet of laboratory space and office space in Research Triangle Park, NC. The lease will expire in September 2027, with the Company having the option to renew for an additional five years. The lease for our former headquarters expired in December 2022. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)Amounts in the table reflect payments due for our Fourth Amendment to the Loan and Security Agreement with Hercules with outstanding borrowings of $75.0 million as of December 31, 2022. The amounts in the table above reflect interest-only payments through December 1, 2024 with payments on principal beginning thereafter. For purposes of the table above, interest payments were calculated using an annual interest rate of 13.4%, which was the interest rate in effect as of December 31, 2022. Additionally, the table above includes end of term charges of $2.1 million due on June 1, 2025 and $5.1 million due upon maturity on November 1, 2026. See Note 8 of the financial statements for further discussion of the Hercules loan agreement.
(3)We enter into agreements in the normal course of business with contract research organizations (CROs) for clinical trials and with vendors for preclinical studies and other services and products for operating purposes which are cancellable at any time by us, generally upon 30-60 days prior written notice. As of December 31, 2022, we have several on-going clinical studies in various stages. Under agreements with various CROs and clinical study sites, we incur expenses related to clinical studies of our product candidates and potential other clinical candidates. The timing and amounts of these disbursements are contingent upon the services rendered or as expenses are incurred by the CROs or clinical trial sites. Therefore, we cannot estimate the potential timing and amount of these payments and they have been excluded from the table above. Also, the above amounts exclude potential payments to be made under our license agreement for rintodestrant with the University of Illinois that are based on the progress of rintodestrant, as these payments are not determinable.
(4)We entered into a Product Agreement with Patheon Manufacturing Services, LLC as issued under the Master Manufacturing Services Agreement dated August 27, 2019 to manufacture and supply trilaciclib for commercial production. The initial term of the agreement is effective until December 31, 2024. If the annual volume of product ordered does not meet a specified amount, a true-up payment to this minimum will be due at the end of the applicable year. This minimum purchase amount was excluded from the table above as the conditions of the committed amount make it undeterminable at this time.
(5)We entered into a three-year co-promotion agreement in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc., or BI, in June 2020. In December 2021, G1 and BI announced that the parties mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, we announced that we would hire and deploy our own oncology sales team to accelerate sales activities and help maximize the adoption of COSELA. For two years following the termination, sales payments to BI will be decreased to mid-single digit percentages of net sales. The sales payments will vary based on the level of net sales in an applicable year following the termination. Our obligations to make sales payments under the co-promotion agreement will terminate in March 2024.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $94.6 million and marketable securities of $50.5 million as of December 31, 2022. Cash and cash equivalents consist of deposits in banks, including checking accounts, money market accounts and certificates of deposit. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. As of December 31, 2022, $75.0 million of principal was outstanding under the loan agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations three and twelve months ended December 31, 2022.
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
As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Item 9B. Other Information.

CFO Transition

On March 1, 2023, the Company announced that John W. Umstead V, will be appointed as the Company’s Chief Financial Officer, effective March 15, 2023, as Jennifer K. Moses decided to step down from the position of Chief Financial Officer, effective March 15, 2023, and as an employee of the Company as of March 31, 2023. Mr. Umstead has served as the Company’s Controller since January 2021 and, prior to that, led the Company’s financial reporting since joining the Company in October 2018. From September 2013 to October 2018, Mr. Umstead worked for PricewaterhouseCoopers LLP serving clients in various industries ranging from small private companies to large publicly traded corporations. During his time at PricewaterhouseCoopers LLP, he started in the audit and assurance practice on engagements for publicly traded companies, and later moved into the Capital Markets Accounting and Advisory Services group within the U.S. Deals Practice where he advised public and private companies in complex accounting and financial reporting matters related to business combinations, debt and equity financings, divestitures, IPO readiness, and other areas involving technical accounting. Prior to joining PricewaterhouseCoopers LLP, Mr. Umstead spent five years in commercial banking. Mr. Umstead earned a Master of Accounting from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and a B.A. in Political Science from the University of North Carolina at Chapel Hill. Mr. Umstead is a certified public accountant in the State of North Carolina.

The Company and Mr. Umstead have entered into an employment agreement, effective March 15, 2023 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Umstead will receive an initial annual base salary of $405,000. Mr. Umstead is also eligible to receive an annual discretionary bonus award of up to 40% of his then-current base salary (“Discretionary Bonus”). The Discretionary Bonus award, if any, will be determined by the Board of Directors or a committee thereof.

In connection with his appointment, Mr. Umstead will receive stock options to purchase 100,000 shares of the Company’s common stock (the “Stock Options”), par value $0.0001 per share (“Common Stock”), at an exercise price equal to the closing price of the Common Stock on the Nasdaq Global Select Market on March 15, 2023, and 50,000 restricted stock units (“RSUs”) with respect to shares of Common Stock. Both the Stock Options and the RSUs will be granted pursuant to and subject to the terms and conditions of the Company’s 2017 Employee, Director and Consultant Equity Incentive Plan. The Stock Options will have a ten-year term and will vest as to 25% of the shares on the first anniversary of the grant date and as to an additional 1/48th of the shares monthly thereafter and the RSUs will vest as to one-fourth (1/4th) of the total number of such RSUs on each of the first, second, third, and fourth anniversaries of the grant date, subject to Mr. Umstead’s continued service with the Company through the applicable vesting dates.

In the event of a change of control of the Company in which Mr. Umstead’s employment is terminated by the Company without cause (as defined in the Employment Agreement) or Mr. Umstead resigns for good reason (as defined in the Employment Agreement) within ninety (90) days of the change of control, 100% of any unvested portion of the Stock Options and RSUs will vest. Mr. Umstead had previously entered into a Non-Competition and Non-Solicitation Agreement and a Confidentiality and Inventions Agreement with the Company. Mr. Umstead will also enter into an Indemnification Agreement with the Company relating to his position as Chief Financial Officer.

Under the terms of the Employment Agreement, Mr. Umstead’s employment with the Company may be terminated at any time, with or without cause and without any prior notice, by either Mr. Umstead or the Company. If the Company terminates Mr. Umstead’s employment without cause or Mr. Umstead terminates his employment for good reason, he will be entitled to receive continuation of his then-current base salary for a period of twelve months, which will be payable in periodic installments in accordance with the Company’s payroll practices and procedures beginning on the sixtieth (60th) day following Mr. Umstead’s termination.

There are no transactions to which the Company is a party and in which Mr. Umstead has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Umstead has no family relationship with any directors or executive officers of the Company.

Ms. Moses will continue to be Chief Financial Officer of the Company through March 15, 2023, and as an employee through March 31, 2023, pursuant to the terms of her current employment agreement with the Company dated May 8, 2019 (the “Moses Employment Agreement”). The Moses Employment Agreement will automatically terminate on March 31, 2023 and Ms. Moses will begin her service as a senior advisor to the Company pursuant to the terms of a senior advisor agreement dated March 1, 2023 (the “Moses Senior Advisor Agreement”), which will take effect simultaneously with the termination of the Moses Employment Agreement. The Moses Senior Advisor Agreement will have a term that expires on March 31, 2024. Pursuant to the terms of the Moses Senior Advisor Agreement, Ms. Moses will receive $25,000 annually for her services paid in equal monthly installments. In addition, Ms. Moses’ currently outstanding equity, including stock options, RSUs, and Performance Stock Units (“PSUs”) will continue to vest pursuant to their current vesting schedules while Ms. Moses serves as a senior advisor. Further, upon a change in control of the Company, all of Ms. Moses’ unvested equity, including stock options, RSUs, and PSUs will vest and become immediately exercisable.

A copy of Mr. Umstead’s Employment Agreement and a copy of the Moses Senior Advisor Agreement are attached hereto as exhibits 10.25 and 10.22, respectively.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), except for the information provided under the caption "Pay Versus Performance." The additional information required by this Item is included under the captions “Management and Corporate Governance,” "Election of Directors," "Certain Relationships and Related Party Transactions," "Delinquent Section 16(a) Reports" and other information included in the Proxy Statement and is incorporated herein by reference.
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
(a)Financial Statements.
(b)Financial Statement Schedules.
No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes.
(c)Exhibits.

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

10.5**
Second Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated November 1, 2021, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 3, 2021 (File No. 001-38096), and incorporated herein by reference.

10.6**
Third Amendment to Loan and Security Agreement, by and between the Registrant and Hercules Capital, Inc., dated June 24, 2022, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022 (File No. 001-38096), and incorporated herein by reference.

10.7**
Fourth Amendment to Loan and Security Agreement by and between Registrant and Hercules Capital, Inc., dated November 1, 2022, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 2, 2022 (File No. 001-38096), and incorporated herein by reference.

10.8**
Co-Promotion Agreement by and between the Registrant and Boehringer Ingelheim Pharmaceuticals, Inc., dated June 29, 2020, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed on August 5, 2020 (File No. 001-38096), and incorporated herein by reference.

10.9**
Mutual Termination, Release, and Settlement Agreement by and between the Registrant and Boehringer Ingelheim Pharmaceuticals, Inc., dated as of December 15, 2021, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (File No. 001-38096), and incorporated herein by reference.

10.10*
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

10.11*
Amended and Restated 2017 Employee, Director and Consultant Equity Plan, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38096), and incorporated herein by reference.

10.12*
Amended and Restated 2021 Inducement Equity Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 4, 2022 (File No. 001-38096), and incorporated herein by reference.

10.13*
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

10.17*
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

10.20*
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

10.21*
Amended and Restated Employment Agreement by and between the Registrant and Jennifer K. Moses dated May 8, 2019, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-38096), and incorporated herein by reference.

10.22*†	Senior Advisor Agreement between Registrant and Jennifer K. Moses dated February 28, 2023.

10.23*
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

10.25*†	Employment Agreement by and between the Registrant and John W. Umstead V, dated as of February 28, 2023.

10.26*
Senior Advisor Agreement between Registrant and Mark A. Velleca, M.D., Ph.D. dated September 29, 2020, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 4, 2020 (File No. 001-38096), and incorporated herein by reference.

10.27
Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of July 2, 2021, filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3ASR filed on July 2, 2021 (File No. 333-257640), and incorporated herein by reference.

10.28
Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of February 23, 2022, filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022 (File No. 001-38096), and incorporated herein by reference.

10.29
Underwriting Agreement dated November 17, 2022 by and among the Registrant and Cowen and Company, LLC and Raymond James & Associates, Inc., as representatives of the several underwriters named in Schedule A thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2022 (File No. 001-38096), and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 filed on April 13, 2017 (File No. 333-217285), and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the U.S. Securities and Exchange Commission.
†	Filed herewith.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: March 1, 2023	By:	/s/ John E. Bailey, Jr.
John E. Bailey, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John E. Bailey, Jr.	President, Chief Executive Officer and Director	March 1, 2023
John E. Bailey, Jr.	(Principal Executive Officer)

/s/ Jennifer K. Moses	Chief Financial Officer	March 1, 2023
Jennifer K. Moses	(Principal Financial and Accounting Officer)

/s/ Garry A. Nicholson	Director	March 1, 2023
Garry A. Nicholson

/s/ Cynthia L. Flowers	Director	March 1, 2023
Cynthia L. Flowers

/s/ Jacks Lee	Director	March 1, 2023
Jacks Lee

/s/ Glenn P. Muir	Director	March 1, 2023
Glenn P. Muir

/s/ Alicia Secor	Director	March 1, 2023
Alicia Secor

/s/ Norman E. Sharpless, M.D.	Director	March 1, 2023
Norman E. Sharpless, M.D.

/s/ Mark A. Velleca	Director	March 1, 2023
Mark A. Velleca, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of G1 Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of G1 Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced net losses since its inception and expects that cash and cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund the Company’s planned operations and remain in compliance with its financial covenants for the next 12 months from the date of issuance of the financial statements, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued External Clinical Study Costs

As described in Notes 2 and 6 to the financial statements, management estimated and accrued research and development expenses including external clinical study costs associated with clinical trial activities. The Company’s accrued external clinical study costs were $15.6 million as of December 31, 2022. The process of estimating and accruing expenses involved reviewing contracts and purchase orders, identifying services that have been provided on the Company’s behalf, and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. Costs for clinical trial activities were estimated based on an evaluation of the vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided by vendors regarding their actual costs incurred. Management determined accrual estimates through reports from and discussion with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed.

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
Raleigh, NC
March 1, 2023

We have served as the Company's auditor since 2014.

G1 Therapeutics, Inc.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$94,594	$221,186
Restricted cash	63	63
Marketable securities	50,476	—
Accounts receivable and unbilled receivables, net	11,094	5,688
Inventories	16,179	3,471
Prepaid expenses and other current assets	7,094	13,157
Total current assets	$179,500	$243,565
Property and equipment, net	1,989	2,013
Restricted cash	250	312
Operating lease assets	5,962	7,035
Other assets	264	1,169
Total assets	$187,965	$254,094
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,431	$2,897
Accrued expenses	25,557	23,180
Deferred revenue	7	31
Other current liabilities	2,593	1,505
Total current liabilities	35,588	27,613
Loan payable	77,015	75,190
Deferred revenue	1,000	1,000
Operating lease liabilities	5,615	6,750
Total liabilities	119,218	110,553
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2022, and December 31, 2021; 51,526,100 and 42,588,814 shares issued as of December 31, 2022, and December 31, 2021, respectively; 51,499,434 and 42,562,148 shares outstanding as of December 31, 2022, and December 31, 2021, respectively	5	4
Treasury stock, 26,666 shares as of December 31, 2022, and December 31, 2021	(8)	(8)
Additional paid-in capital	800,768	728,004
Accumulated deficit	(732,018)	(584,459)
Total stockholders’ equity	68,747	143,541
Total liabilities and stockholders' equity	$187,965	$254,094
The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.
Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Product sales, net	$31,337	$11,120	$—
License revenue	19,964	20,356	45,285
Total revenues	51,301	31,476	45,285
Operating expenses
Cost of goods sold	3,748	2,016	—
Research and development	83,316	76,225	73,271
Selling, general and administrative	100,415	95,692	68,490
Total operating expenses	187,479	173,933	141,761
Loss from operations	(136,178)	(142,457)	(96,476)
Other income (expense)
Interest income	748	43	952
Interest expense	(10,432)	(4,667)	(1,778)
Other income (expense)	3	(346)	(542)
Total other income (expense), net	(9,681)	(4,970)	(1,368)
Loss before income taxes	$(145,859)	$(147,427)	$(97,844)
Income tax expense	1,700	925	1,410
Net loss	$(147,559)	$(148,352)	$(99,254)
Net loss per share, basic and diluted	$(3.38)	$(3.54)	$(2.62)
Weighted average common shares outstanding, basic and diluted	43,626,113	41,943,417	37,878,026
The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	37,638,260	$4	(26,666)	$(8)	$592,384	$(336,853)	$255,527
Exercise of common stock options	502,496	—	—	—	2,308	—	2,308
Stock-based compensation	—	—	—	—	18,770	—	18,770
Net loss during year	—	—	—	—	—	(99,254)	(99,254)
Balance at December 31, 2020	38,140,756	$4	(26,666)	$(8)	$613,462	$(436,107)	$177,351
Public offering (ATM)	3,513,027				86,378		86,378
Exercise of common stock options	935,031	—	—	—	5,845	—	5,845
Stock-based compensation	—	—	—	—	22,319	—	22,319
Net loss during year	—	—	—	—	—	(148,352)	(148,352)
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Public offering	8,573,353	1	—	—	52,020	—	52,021
Exercise of common stock options	206,608	—	—	—	155	—	155
Restricted stock units vested	157,325	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,589	—	20,589
Net loss during year	—	—	—	—	—	(147,559)	(147,559)
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.
Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(147,559)	$(148,352)	$(99,254)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	20,589	22,319	18,770
Accretion of discount on available for sale securities	(453)	—	—
Depreciation and amortization	530	469	582
Loss on disposal of fixed assets	—	—	322
Amortization of debt issuance costs	2,233	1,113	615
Loss on extinguishment of debt	—	220	—
Non-cash interest expense	850	591	166
Non-cash equity interest, net	497	370	(867)
Change in operating assets and liabilities
Accounts receivable	(5,406)	(5,451)	(237)
Inventories	(12,708)	(3,471)	—
Prepaid expenses and other assets	7,184	(3,380)	(5,545)
Accounts payable	4,421	(675)	(244)
Accrued expenses and other liabilities	1,226	3,345	1,713
Deferred revenue	(24)	794	237
Net cash used in operating activities	(128,620)	(132,108)	(83,742)
Cash flows from investing activities
Purchases of marketable securities	(65,023)	—	—
Maturities of marketable securities	15,000	—	—
Proceeds from disposal of property and equipment	—	—	152
Purchases of property and equipment	(506)	—	—
Net cash provided/used in investing activities	(50,529)	—	152
Cash flows from financing activities
Proceeds from stock options exercised	155	5,845	2,308
Proceeds from loan agreement	—	55,000	20,000
Payments of debt issuance costs	—	(1,360)	(620)
Proceeds from public offering, net of underwriting fees and commissions	52,383	86,429	—
Payment of public offering costs	(43)	(51)	—
Net cash provided by financing activities	52,495	145,863	21,688
Net change in cash, cash equivalents and restricted cash	(126,654)	13,755	(61,902)
Cash, cash equivalents and restricted cash
Beginning of period	221,561	207,806	269,708
End of period	$94,907	$221,561	$207,806
Supplemental disclosure of cash flow information
Cash paid for interest	7,924	2,908	997
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	47	—	132
Public offering costs in accounts payable and accrued expenses	320	—	—
The accompanying notes are an integral part of these financial statements.

G1 Therapeutics, Inc.
Notes to Financial Statements
1. Description of Business
G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company's first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in China.
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
The Company’s clinical approach to designing its clinical program includes monitoring the evolution of future standards of care and develop trilaciclib with these in mind, allowing it to conduct or support trials that will generate important data to maximize future usage in a variety of future settings. The Company’s robust clinical pipeline includes the following ongoing trials:
•Phase 3 trial in 1L mTNBC (initial results including interim results for OS expected in 1H2024
•Phase 2 trial in combination with the ADC Trodelvy (additional results including anti-tumor efficacy endpoints expected in 2Q2023)
•Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC (additional results including pCR and immune enhancements in tumor microenvironment expected in 2Q2023)
•Phase 2 trial in bladder cancer (additional results including the primary endpoint of the anti-tumor efficacy of trilaciclib expected midyear 2023)
The Company is also conducting extensive preclinical development work to assess the synergistic potential of trilaciclib with a variety of new anti-cancer mechanisms.
The Company also has an Investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest. In the fourth quarter of 2022, the Company announced that it was supporting a new Phase 2 investigator initiated study (ISS) of trilaciclib and lurbinectedin in patients with ES-SCLC. This is a prospective, non-randomized, single-arm Phase 2 study, to evaluate trilaciclib administered intravenously prior to lurbinectedin in approximately 30 subjects with platinum refractory ES-SCLC. The primary endpoint is the rate of grade 4 neutropenia in any cycle. Secondary endpoints include mean duration (days) of grade 4 neutropenia in cycle 1, overall survival (OS), progression-free survival (PFS), overall rate of response (ORR), quality of life assessments, and the use of secondary/reactive supportive measures including G-CSF administration.
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

Trilaciclib
The Company’s lead compound, COSELA® (trilaciclib), is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lunger cancer (“ES-SCLC”). This action leads to temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy.
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
In June 2020, the Company entered into a three-year co-promotion agreement for COSELA in the United States and Puerto Rico with Boehringer Ingelheim Pharmaceuticals, Inc. (“BI”). In December 2021, the Company and BI mutually agreed to end the co-promotion agreement for COSELA, effective March 2022. At that time, the Company announced that it would hire and deploy its own oncology sales team to allow the Company to target all accounts to accelerate sales activities and help maximize the adoption of COSELA. As of February 21, 2022, all sales representatives have been hired, trained and deployed.
In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020 and will be eligible to receive up to $156.0 million in development and commercial milestone payments. During the twelve months ended December 31, 2022, the Company received two development milestone payments totaling $14.0 million. Simcere will also pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere will participate in global clinical trials of trilaciclib and the companies will be responsible for all development and commercialization costs in their respective territories. On February 9, 2023, Simcere and G1 announced the issuance of the first prescription for COSELA® (trilaciclib) in China.

The Company is evaluating the potential benefits of trilaciclib to patients with other tumors and to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms.
Development Pipeline
Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib, a novel transient IV CDK4/6 inhibitor has unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. Controlled administration and clean G1-phase arrest reduce hematologic adverse events caused by cytotoxic therapy and may increase patients’ abilities to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions ("immunomodulation") while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses.
Trilaciclib transiently blocks progression through the cell cycle. This provides benefits which manifest depending on the tumor type and therapeutic backbone, including: (1) proactive multi-lineage myeloprotection to protect the bone marrow from cytotoxic damage, and (2) potentially improved survival in combination with leading and emerging treatments.
The Company is pursuing trilaciclib across key growth platforms. First, trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in the Company's three Phase 2 double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. This myeloprotection benefit was initially explored in clinical trials in extensive stage small cell lung cancer, leading to the approval of trilaciclib in that tumor type when administered prior to platinum/etoposide-containing or topotecan-containing chemotherapy regimens. In addition, these multilineage myeloprotection benefits were seen in the initial Phase 2 trial of trilaciclib in combination with the antibody-drug conjugate, sacituzumab govitecan-hziy in patients with unresectable locally advanced or metastatic triple-negative breast cancer (TNBC). Initial data on the first 18 patients showed a clinically meaningful on-target effect of trilaciclib to reduce (>50%) the rates of multiple adverse events compared to the previously published sacituzumab govitecan-hziy single agent safety profile from the ASCENT trial, including myelosuppression (neutropenia, anemia, thrombocytopenia).
Second, trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) myeloprotection, thus enabling increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, thus improving overall immune response. Its ability to enhance the cancer immune cycle occurs through multiple factors, including (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). The Company is exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials. A meaningful anti-tumor efficacy benefit was observed in the Company's Phase 2 mTNBC study in which trilaciclib led to a significant improvement in overall survival (OS) when administered in combination with chemotherapy (gemcitabine/carboplatin) compared to chemotherapy alone. These are the foundational data for the Company's ongoing PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC.
The Company is executing on its strategy to evaluate the potential benefits of trilaciclib to patients with other tumors to continuously develop new data with trilaciclib in a variety of chemotherapeutic settings and in combination with other agents to maximize the applicability of the drug to potential future treatment paradigms. The Company currently has four ongoing clinical trials: a pivotal Phase 3 trial in 1L mTNBC, a Phase 2 trial in combination with an antibody-drug conjugate (“ADC”) in 2L/3L mTNBC, a Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib’s immune-based mechanism of action (“MOA”), and a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance. These studies across treatment settings and tumor types will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments via myeloprotection and/or immunomodulation. In addition, the MOA and ADC Phase 2 trials will inform the design of future additional pivotal studies across multiple tumor types and treatment combinations. The Company is also conducting significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. The Company's overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.

On February 13, 2023, the Company announced top line results from its pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction and mean duration of severe neutropenia in Cycles 1 through 4. However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including overall response rate (ORR), favor patients receiving placebo compared to trilaciclib. Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the progression-free survival (PFS) and overall survival (OS) endpoints, the Company has made the decision to discontinue PRESERVE 1.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
The Company has experienced net losses since its inception and has an accumulated deficit of $732.0 million and $584.5 million as of December 31, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. As of the date of issuance of these financial statements, the Company expects that its cash and cash equivalents and marketable securities as of December 31, 2022 will not be sufficient to fund the Company’s planned operations and remain in compliance with its financial covenants for the next 12 months from the date of issuance of these financial statements. Based on the foregoing, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. Until such time, if ever, as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations, and could result in the default on the Company's loan payable. The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
In connection with the Loan Payable described in Note 8, the Company is required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the monthly net revenue covenants, the minimum cash covenant, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of December 31, 2022, the Company was in compliance with all covenants.
As described in Note 16, on February 22, 2023, the Company approved a reduction in its workforce to streamline operations and reduce operating expenses. The Company estimates that it will recognize $1.4 million in severance and termination-related costs in the first quarter of 2023.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2022 and 2021 consist of amounts on deposit in banks, including checking accounts, money market accounts and certificates of deposit. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of December 31, 2022, restricted cash totaled $0.3 million. See Note 7 for further discussion on this transaction.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at December 31, 2022 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of December 31, 2022 the unrealized gains and losses are not considered to be material.
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
In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of December 31, 2022, unbilled accounts receivable totaled $2.3 million.
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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful lives:

Computer equipment	5 years
Laboratory equipment	5 years
Manufacturing equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	7 years
Costs associated with maintenance and repairs are charged to expense as incurred. Property and equipment held under leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value based on discounted estimates of future cash flows. For the years ended December 31, 2022, 2021 and 2020, the Company’s management evaluated its long-lived assets and determined no impairment charge was needed.
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
Liabilities related to co-pay assistance, rebates, and GPO fees are classified as “Accrued Expenses” in the Balance Sheets. Discounts such as chargebacks, returns, and specialty distributor fees are recorded as a reduction to trade accounts receivable, which is included in “Accounts Receivable” in the Balance Sheets.

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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At December 31, 2022 and 2021 these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2022
Assets:
Money market funds	$84,167	$—	$—	$84,167
Marketable securities:
U.S. Treasury Bills	$50,476	$—	$—	$50,476
Total assets at fair value	$134,643	$—	$—	$134,643

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2021
Assets
Money market funds	$110,443	$—	$—	$110,443
Marketable securities:
U.S. Treasury Bills	$—	$—	$—	$—
Total assets at fair value	$110,443	$—	$—	$110,443

During the twelve months ended December 31, 2022 and December 31, 2021, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 8), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of December 31, 2022, the carrying value was $77.0 million.
Patent Costs
Costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the future economic benefits of the patents. Patent-related legal expenses included in selling, general and administrative costs were approximately $1.8 million, $1.9 million, and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had no such accruals.
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

Leases
The Company determines if an arrangement is a lease at inception. Operating lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on the Company's balance sheet at December 31, 2022. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, the Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt.
3. Inventories
Inventories consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$2,790	$2,105
Work in process	10,153	1,342
Finished goods	3,236	24
Inventories	$16,179	$3,471
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.
4. Property and Equipment
Property and equipment consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	—
Accumulated depreciation	(1,826)	(1,296)
Property and equipment, net	$1,989	$2,013
Depreciation expenses relating to property and equipment were $530 thousand, $469 thousand, and $582 thousand for the years ended December 31, 2022, 2021 and 2020, respectively.

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
6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	December 31, 2022	December 31, 2021
Accrued external research	$268	$773
Accrued professional fees and other	4,304	8,058
Accrued external clinical study costs	15,566	9,579
Accrued compensation expense	5,419	4,770
Accrued expenses	$25,557	$23,180
7. Leases
The Company adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 840.
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
On March 20, 2020, the Lease was amended to surrender three of the office spaces previously entered into above, with a termination date of May 31, 2020 and in consideration of a termination fee to be paid. The lease payments and term for the remaining occupied space will remain the same. Due to these changes in lease terms for the three office spaces, in March 2020 the Company modified the operating lease liabilities and operating lease assets of these three office spaces to reflect the new terms. The Lease term ended on December 31, 2022 and was not renewed.
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
The tables below reflect the Company’s lease position and weighted-average lease terms and discount rates for its operating leases as of December 31, 2022. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date.

(in thousands)	Classification on the Balance Sheet	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$5,962
Total lease assets		$5,962

Liabilities
Current
Operating	Other current liabilities	$1,135
Non-current
Operating	Operating lease liabilities	5,615
Total lease liabilities		$6,750

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	4.8
Weighted-average discount rate
Operating leases	8.0%
The table below presents information related to the lease costs for operating leases (in thousands):

		Year Ended December 31,
(in thousands)	Classification	2022	2021	2020

Operating lease costs[1]	Research and development	$618	$799	$955
	Selling, general and administrative	1,048	870	1,191
Total operating lease costs		$1,666	$1,669	$2,146
1Includes variable lease costs which are immaterial.
The table below reconciles the undiscounted cash flow for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of December 31, 2022 (in thousands):

Operating leases
Years ending December 31,
2023	$1,634
2024	1,679
2025	1,725
2026	1,773
2027	1,357
Total future minimum lease payments	$8,168
Less: present value adjustment	(1,418)
Total operating lease liabilities	$6,750
Cash payments included in the measurement of the Company's operating leases were $1,703 thousand for the twelve months ended December 31, 2022.

8. Loan Payable
On May 29, 2020, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), under which Hercules agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the Phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (the "Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million was available through December 31, 2022. The fourth tranche of $20.0 million was available at Hercules’ approval through December 31, 2022. On March 31, 2021, the Company entered into the First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby the Company drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.
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
On November 1, 2021, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) under which Hercules agreed to lend the Company up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, the Company borrowed an additional $45.0 million from the first tranche. The Company had the right to request that Hercules make the remaining $25.0 million term loan advance under the first tranche to the Company by September 15, 2022, which the Company did not exercise. The second tranche of $20.0 million will become available to the Company upon achievement of $50.0 million trailing six-month net product revenue of COSELA no later than June 30, 2023 and will be available through December 15, 2023. The third tranche of $15.0 million will become available upon achievement of certain development performance milestones and available through December 15, 2023. The fourth tranche of $15.0 million will be available at Hercules’ approval through June 30, 2024.
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
On June 24, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022, which the Company did not exercise. The Third Amendment also added a minimum cash covenant whereby the Company must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon the Company achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022 with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 80% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Company evaluated the Third Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Third Amendment was a modification and there was no impact to the financial statements.

On November 1, 2022, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continues to provide for a minimum revenue covenant, tested monthly, where we must achieve net product revenue of COSELA of at least 80% of the amounts projected in our forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, the Company must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, the Company must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If the Company achieves specified net revenue of COSELA, the cash percentage decreases to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan and Security Agreement. The Company evaluated the Fourth Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Fourth Amendment was a modification and there was no impact to the financial statements.
The Loan Agreement contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2022 and as of the date of the issuance of these financial statements, the Company was in compliance with all covenants and has not been notified of an event of default by the lender under the Loan Agreement.
As of December 31, 2022 the future principal payments due under the Loan Agreement, excluding interest, are as follows (in thousands):

Amount
2023	$—
2024	2,742
2025	35,287
2026	36,971
Total principal outstanding	$75,000
End of term charge	2,709
Unamortized debt issuance costs	(695)
Total	$77,014
9. Stockholders’ Equity
Common stock
The Company’s common stock has a par value of 0.0001 per share and consists of 120,000,000 authorized shares as of December 31, 2022 and 2021, respectively. Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.
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
On November 17, 2022, the Company entered into an underwriting agreement related to a public offering of 7,700,000 shares of common stock at a public offering price of $6.50 per share less the underwriting discounts and commissions, pursuant to the shelf registration statement on Form S-3. The Company received approximately $50.1 million in gross proceeds from this offering, before deducting underwriting discounts and commissions and offering expenses. The offering closed on November 22, 2022. In addition, 873,353 shares of common stock were issued upon exercise by the underwriters of their option to purchase additional shares at the same offering price, which closed on December 20, 2022. The gross proceeds from the offering of the aggregate of 8,573,353 shares of the Company's common stock were $55.7 million and net proceeds of $52.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As December 31, 2022, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at December 31, 2022 and December 31, 2021 as follows:

	December 31, 2022	December 31, 2021
Common stock options outstanding	7,372,028	6,701,727
RSUs outstanding	675,406	414,991
Options and RSUs available for grant under Equity Incentive Plans	2,323,539	1,771,635
	10,370,973	8,888,353

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
As of December 31, 2022, there were a total of 1,738,639 shares of common stock available for future issuance under the 2017 Plan.
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
As of December 31, 2022, there was a total of 584,900 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$207	$252	$—
Research and development	3,956	4,811	6,902
Selling, general and administrative	16,426	17,256	11,868
Total stock-based compensation expense	$20,589	$22,319	$18,770
Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	76.7% - 81.4%	76.8% - 79.6%	74.8% - 81.0%
Weighted-average risk free rate	1.4% - 4.2%	0.4% - 1.3%	0.3% - 1.7%
Dividend yield	—%	—%	—%
Expected term (in years)	6.00	6.00	6.02
Weighted-average grant-date fair value per share	$6.50	$11.93	$12.17
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

Stock Option Activity
The following table is a summary of stock option activity during 2022 is as follows:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2021	6,701,727	$17.88	7.2	$10,427
Granted	1,759,539	9.62
Cancelled	(882,630)	19.87
Exercised	(206,608)	0.75
Balance as of December 31, 2022	7,372,028	$16.15	6.9	$3,281
Exercisable at December 31, 2022	4,562,674	17.85	5.8	3,248
Vested at December 31, 2022 and expected to vest	7,372,028	16.15	6.9	3,281
As of December 31, 2022, unrecognized compensation expense related to unvested stock options totaled $22.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Prior to the Company's initial public offering, the fair value of the Company's common shares underlying the Company's stock options was estimated on each grant date by the board of directors. In order to determine the fair value of the Company's common shares underlying granted stock options, the board of directors considered, among other things, timely valuations of the Company's common shares prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
The following table is a summary of the RSU activity for the twelve months ended December 31, 2022:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2021	414,991	$18.24
Granted	510,831	9.43
Cancelled	(93,091)	12.34
Vested	(157,325)	18.58
Balance as of December 31, 2022	675,406	$12.31
As of December 31, 2022, there was $5.8 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

11. License Revenue
Incyclix License Agreement
On May 22, 2020, the Company entered into an exclusive license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, a company primarily owned by a related party, whereby the Company granted to Incyclix an exclusive, worldwide, royalty-bearing license, with the right to sublicense, solely to make, have made, use, sell, offer for sale, import, export, and commercialize products related to its cyclin dependent kinase 2 (“CDK2”) inhibitor compounds. At close, the Company received consideration in the form of an upfront payment of $1.0 million and an equity interest in Incyclix equal to 10% of its issued and outstanding units valued at $1.1 million In addition, the Company may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. The Company has right of first negotiation to re-acquire these assets. In the first quarter of 2022, Incyclix announced a new round of financing which the Company did not participate. Following the financing, the Company's equity interest is now approximately 6.5%.
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
There was no revenue recognized during the twelve months ended December 31, 2022.
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
There was no milestone revenue recognized during the twelve months ended December 31, 2022.
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
During the twelve months ended December 31, 2022, the Company recognized revenue of $2.4 million for the reimbursement of clinical trial costs and $0.3 million for the reimbursement of patent costs. No development and commercial milestones, as defined by the agreement, have been achieved through December 31, 2022.
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
Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, Simcere will pay the Company tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. In 2020, the Company transferred the license and related technology and know-how to Simcere, which resulted in the recognition of $14.0 million in revenue in accordance with ASC 606. Through December 31, 2021 the Company recognized an additional $8.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement.
During the twelve months ended December 31, 2022, the Company recognized $2.3 million for reimbursement of clinical trial costs and $0.7 million for drug supply sold to Simcere. There was $14.0 million of milestone revenue recognized during the twelve months ended December 31, 2022.
12. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the years ended December 31, 2022, 2021 and 2020, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options issued and outstanding	7,692,064	7,056,745	6,576,688
Unvested RSUs	636,978	451,138	—
Total potential dilutive shares	8,329,042	7,507,883	6,576,688
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
In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had no such accruals.
The components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year ended December 31,
	2022	2021	2020
Current Expense:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,700	925	1,410
	1,700	925	1,410
Deferred Expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	$1,700	$925	$1,410
The differences between the company’s income tax expense attributable to continuing operations and the expense computed at the 21% U.S. statutory income tax rate were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Federal income tax benefit at statutory rate:	$(30,631)	$(30,960)	$(20,547)
Increase (reduction) in income tax resulting from:
State Income Taxes	(5,372)	(1,923)	(1,779)
Increase in Valuation Allowance	36,472	27,618	23,782
Stock Compensation	2,879	108	1,341
Research and Development Credit	(3,521)	(3,030)	(3,091)
NC Tax Rate Change	—	8,359	—
Foreign Withholding Tax	1,700	925	1,410
Other	173	(172)	294
	$1,700	$925	$1,410

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. Therefore, the Company has reduced its North Carolina deferred tax assets, including the NOLs, to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets resulted in $8.4 million of tax expense in the year ended December 31, 2021, which was offset fully by the reduction in the corresponding valuation allowance. If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its North Carolina deferred tax assets utilized.
The tax effects of temporary differences and operating loss carryforwards that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets
Accrued expenses	$4,127	$2,633
Operating lease liabilities	1,596	1,730
Stock compensation	10,518	9,037
R&D credits	20,516	16,995
Net operating loss carryforwards	117,896	108,489
Nondeductible Interest	2,178	—
Research and experimentation costs	17,945	—
Other	571	191
Deferred tax assets	175,347	139,075
Deferred tax liabilities
Operating lease assets	(1,410)	(1,548)
Other	(65)	(127)
Deferred tax liabilities	(1,475)	(1,675)
Valuation allowance	(173,872)	(137,400)
Net deferred tax assets	$—	$—
Under the Tax Act, specified research and experimentation costs under Section 174 of the Code are required to be capitalized and amortized ratably over five years for domestic expenditures and over 15 years for foreign expenditures. This provision of Section 174 became effective for tax years beginning after December 31, 2021. As a result of the capitalization of these costs in the current year, the Company has recorded a $17.9 million deferred tax asset.
At December 31, 2022 and December 31, 2021, the Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and management’s forecast of future taxable income, and, as a result, determined it was more likely than not that federal and state deferred tax assets, including benefits related to net operating loss carryforwards, would not be realized. The valuation allowance increased $36.5 million from $137.4 million at December 31, 2021 to $173.9 million at December 31, 2022. The increase in valuation allowance was due primarily to the increase in net operating loss carryforwards, capitalized research and experimentation costs, and income tax credits.
The table below summarizes changes in the deferred tax valuation allowance (in thousands):

	2022	2021	2020
Balance at beginning of year	$137,400	$109,782	$86,000
Charges to costs and expenses	36,472	35,961	25,170
Write-offs[1]	—	(8,343)	(1,388)
Balance at end of year	$173,872	$137,400	$109,782
1.Includes impact of NC enacted tax rate change

At December 31, 2022, the Company has federal net operating loss carryforwards (“NOLs”) of approximately $545.1 million, which are available to offset future taxable income. Of the $545.1 million available, $95.4 million will begin to expire in 2029. The remaining $449.7 million has an indefinite carryforward period. Under the Tax Cuts and Jobs Act (“Tax Act”), federal NOLs arising after December 31, 2017 may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. The Company’s NOLs generated in 2017 and in prior years will not be subject to the 80% limitation under the Tax Act. In addition, the Company has state net operating loss carryforwards totaling approximately $369.4 million, which are available to offset future state taxable income. The state net operating loss carryforwards are inclusive of North Carolina net operating losses, which are recorded at zero benefit, as discussed in this footnote. State net operating losses begin to expire in 2024. Because the Company has incurred cumulative net operating losses since inception, all tax years remain open to examination by U.S. federal and state income tax authorities. As of December 31, 2022, the Company also had federal research and development (R&D) credit carryforwards of approximately $20.5 million available to offset future income tax which begin to expire in 2035.
In accordance with FASB ASC 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of December 31, 2022 and 2021, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of income. As of December 31, 2022 and 2021, the Company had no such accruals.
Section 382 Limitation
The Company’s ability to utilize its net operating loss and research and development credit carryforwards may be substantially limited due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding stock of a company by certain stockholders or public groups.
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

15. Quarterly Results of Operations (Unaudited)
The following table contains quarterly financial information for 2022 and 2021. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	(unaudited)
	(in thousands, except share and per share amounts)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Product sales, net	$5,480	$8,718	$8,269	$8,870
License revenue	1,422	1,855	15,307	1,380
Total revenues	6,902	10,573	23,576	10,250
Total operating expenses	53,683	47,535	45,124	41,137
Loss from operations	(46,781)	(36,962)	(21,548)	(30,887)
Total other income (expense), net	(2,411)	(2,484)	(2,505)	(2,281)
Loss before income taxes	(49,192)	(39,446)	(24,053)	(33,168)
Income tax expense	—	—	1,219	481
Net loss	$(49,192)	$(39,446)	$(25,272)	$(33,649)
Net loss per share, basic and diluted	$(1.15)	$(0.92)	$(0.59)	$(0.73)
Weighted average common shares outstanding, basic and diluted	42,687,201	42,707,703	42,799,342	46,279,808

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Product sales, net	$609	$2,532	$3,576	$4,403
License revenue	13,609	4,072	1,282	1,393
Total revenues	14,218	6,604	4,858	5,796
Total operating expenses	39,753	44,796	46,002	43,382
Loss from operations	(25,535)	(38,192)	(41,144)	(37,586)
Total other income (expense), net	(769)	(1,010)	(1,003)	(2,188)
Loss before income taxes	(26,304)	(39,202)	(42,147)	(39,774)
Income tax expense	138	220	321	246
Net loss	$(26,442)	$(39,422)	$(42,468)	$(40,020)
Net loss per share, basic and diluted	$(0.65)	$(0.94)	$(1.00)	$(0.94)
Weighted average common shares outstanding, basic and diluted	40,700,827	42,119,850	42,383,573	42,544,321
16. Subsequent Event
On February 13, 2023, the Company made the decision to discontinue PRESERVE 1 following the announcement of top line results. In connection with the announcement, on February 22, 2023, the Company approved changes to the Company's organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company's workforce by approximately 30% across different areas and functions in the Company to be effective on March 1, 2023. Affected employees were offered separation benefits, including severance payments. The Company estimates that the severance and termination-related costs will total approximately $1.4 million and expects to record these charges in the first quarter of 2023. The Company expects that payments of these costs will be substantially complete through the end of the first quarter of 2023.