Form 10-K/A
period 2022-12-31
G1 Therapeutics, Inc.
filed 2023-04-14
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMM
IS
SION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No.1)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 15, 2023, are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31,
2022
.

Explanatory Note
G1 Therapeutics, Inc. is filing this Amendment No. 1 on Form
10-K/A
(“
Amendment No.
 1
”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 filed with the Securities Exchange Commission (the “
SEC
”) on March 1, 2023 (the “
Original Form
10-K
”) solely for the purpose of filing a revised Consent of Independent Registered Public Accounting Firm on Exhibit 23.1 (the “
PwC Consent
”) to (i) include the conformed signature from PricewaterhouseCoopers LLP, the Company’s independent accountant, which due to an administrative error, was inadvertently omitted from the version of the PwC Consent attached to the Original Form
10-K
filed with the SEC and (ii) correct typographical errors. The signed PwC Consent was delivered prior to the filing of the Original Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this
Amendment
No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included
in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify, amend, or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form
10-K,
nor does it reflect events occurring after the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and with the filings with the SEC subsequent to the Original Form
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

G1 THERAPEUTICS, INC.

Date: April 14, 2023	By:	/s/ James Stillman Hanson
James Stillman Hanson
General Counsel