Form 10-Q
period 2023-03-31
G1 Therapeutics, Inc.
filed 2023-05-03
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023 the registrant had 51,660,547 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$68,237	$94,594
Restricted cash	63	63
Marketable securities	48,080	50,476
Accounts receivable and unbilled receivables, net	16,025	11,094
Inventories	15,543	16,179
Prepaid expenses and other current assets	6,017	7,094
Total current assets	153,965	179,500
Property and equipment, net	1,857	1,989
Restricted cash	250	250
Operating lease assets	5,707	5,962
Other assets	178	264
Total assets	$161,957	$187,965
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,380	$7,431
Accrued expenses	22,767	25,557
Deferred revenue	505	7
Other current liabilities	5,038	2,593
Total current liabilities	33,690	35,588
Loan payable	77,470	77,015
Deferred revenue	500	1,000
Operating lease liabilities	5,309	5,615
Total liabilities	116,969	119,218
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2023, and December 31, 2022; 51,685,963 and 51,526,100 shares issued as of March 31, 2023, and December 31, 2022, respectively; 51,659,297 and 51,499,434 shares outstanding as of March 31, 2023, and December 31, 2022, respectively	5	5
Treasury stock, 26,666 shares as of March 31, 2023, and December 31, 2022	(8)	(8)
Additional paid-in capital	804,604	800,768
Accumulated deficit	(759,613)	(732,018)
Total stockholders’ equity	44,988	68,747
Total liabilities and stockholders' equity	$161,957	$187,965
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales, net	$10,492	$5,480
License revenue	2,454	1,422
Total revenues	12,946	6,902
Operating expenses
Cost of goods sold	1,459	669
Research and development	15,480	26,305
Selling, general and administrative	21,753	26,709
Total operating expenses	38,692	53,683
Loss from operations	(25,746)	(46,781)
Other income (expense)
Interest income	716	9
Interest expense	(3,089)	(2,265)
Other income (expense)	524	(155)
Total other income (expense), net	(1,849)	(2,411)
Loss before income taxes	(27,595)	(49,192)
Income tax expense	—	—
Net loss	$(27,595)	$(49,192)
Net loss per share, basic and diluted	$(0.53)	$(1.15)
Weighted average common shares outstanding, basic and diluted	51,647,934	42,687,201
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
Public offering	—	—	—	—	(1)	—	(1)
Exercise of common stock options	3,008	—	—	—	1	—	1
Restricted stock units vested	156,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,836	—	3,836
Net loss during quarter	—	—	—	—	—	(27,595)	(27,595)
Balance at March 31, 2023	51,685,963	$5	(26,666)	$(8)	$804,604	$(759,613)	$44,988

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net loss during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(27,595)	$(49,192)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,836	5,765
Accretion of discount on available for sale securities	(513)	—
Depreciation and amortization	132	115
Amortization of debt issuance costs	541	541
Non-cash interest expense	886	599
Non-cash equity interest, net	—	166
Change in operating assets and liabilities
Accounts receivable	(4,931)	(1,927)
Inventories	636	(4,389)
Prepaid expenses and other assets	1,673	3,639
Accounts payable	(2,327)	8,121
Accrued expenses and other liabilities	(1,389)	(1,608)
Deferred revenue	(2)	(14)
Net cash used in operating activities	(29,053)	(38,184)
Cash flows from investing activities
Purchases of marketable securities	(25,090)	—
Maturities of marketable securities	28,000	—
Net cash provided by investing activities	2,910	—
Cash flows from financing activities
Proceeds from stock options exercised	1	18
Payment of public offering costs	(215)	—
Net cash (used in)/provided by financing activities	(214)	18
Net change in cash, cash equivalents and restricted cash	(26,357)	(38,166)
Cash, cash equivalents and restricted cash
Beginning of period	94,907	221,561
End of period	$68,550	$183,395
Supplemental disclosure of cash flow information
Cash paid for interest	$2,512	$1,716
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$341	$—
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
Product Portfolio
The Company’s first commercial product, COSELA® (trilaciclib), is a first-in-class therapy approved to help protect hematopoietic stem and progenitor cells (“HSPCs”) in bone marrow against chemotherapy-induced myelosuppression by transiently inhibiting CDK4/6 in patients with extensive-stage small cell lung cancer ("ES-SCLC"). This action leads to temporary arrest of susceptible host cells during chemotherapy. This reduces the duration and severity of neutropenia and other myelosuppressive consequences of chemotherapy.
Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest from transient CDK4/6 inhibition can protect bone marrow and reduce hematologic AEs caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also may improve survival in combination with leading and emerging treatments through myeloprotection, enabling increased cytotoxic exposure while protecting the immune system, and/or through immunomodulation, which may improve patients’ overall anti-tumor immune responses.
The Company is exploring the use of trilaciclib in a variety of trials across multiple tumor types and treatment combinations to optimize these potential benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments for patients globally. The Company’s clinical approach to designing its clinical program includes monitoring the evolution of future standards of care and develop trilaciclib with these in mind, allowing it to conduct or support trials that will generate important data to maximize future usage in a variety of future settings. The Company’s robust clinical pipeline includes four ongoing trials:
•Phase 3 trial in 1L mTNBC (interim overall survival (OS) analysis expected in 1Q 2024)
•Phase 2 trial in combination with the ADC sacituzumab govitecan-hziy (additional results expected in 2Q 2023; OS endpoints expected 1Q 2024)
•Phase 2 trial to confirm the immune-based mechanism of action (MOA) of trilaciclib in early-stage neoadjuvant TNBC (additional results expected in 2Q 2023)
•Phase 2 trial in 1L bladder cancer (additional results expected midyear 2023; OS endpoints expected 1Q 2024)
The Company is also conducting extensive preclinical development work to assess the synergistic potential of trilaciclib with a variety of new anti-cancer mechanisms.

On February 13, 2023, the Company announced top line results from its pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction and mean duration of severe neutropenia in Cycles 1 through 4. However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including overall response rate (ORR), favor patients receiving placebo compared to trilaciclib. Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the progression-free survival (PFS) and OS endpoints, the Company made the decision to discontinue the PRESERVE 1 trial. The Data Monitoring Committee independently reached the same conclusion.
Trilaciclib Development Pipeline

Candidate	Indication	Current Status	Initial Results	Additional Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment complete)	Interim OS analysis expected in 1Q 2024		Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrollment complete)	Initial safety results announced in 4Q 2022	Initial efficacy results** expected in 2Q 2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Mechanism of action (MOA) trial in early-stage neoadjuvant TNBC	Phase 2 trial (enrollment complete)	MOA data presented in 4Q 2022	Results** including pCR expected in 2Q 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment complete)	Initial ORR results announced in 1Q 2023	Results** including preliminary PFS results expected in mid-2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action.
*Initial results expected: (i) Phase 3 1L mTNBC trial: interim OS analysis; if the trial meets the interim analysis stopping rule, it will terminate and the Company will report the topline results. If it does not, the trial will continue to the final analysis.
**Additional results to include tumor Programmed Cell Death-Ligand 1 ("PD-L1") status.
The Company also has an Investigator Initiated Studies (“ISS”) program. An ISS is a study that is developed and conducted by a qualified physician external to the Company who assumes full responsibility for the conduct of the study. The Company supports investigator sponsored studies that align with its areas of scientific interest. In the fourth quarter of 2022, the Company announced that it was supporting a new Phase 2 ISS of trilaciclib and lurbinectedin in patients with ES-SCLC. This is a prospective, non-randomized, single-arm Phase 2 study, to evaluate trilaciclib administered intravenously prior to lurbinectedin in subjects with platinum refractory ES-SCLC. The primary endpoint is the rate of grade 4 neutropenia in any cycle. Secondary endpoints include mean duration (days) of grade 4 neutropenia in cycle 1, overall survival (OS), progression-free survival (PFS), overall rate of response (ORR), quality of life assessments, and the use of secondary/reactive supportive measures including G-CSF administration.

In August 2020, the Company entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for development and commercialization rights for trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, the Company received an upfront payment of $14.0 million in September 2020 with the potential to receive up to $156.0 million in development and commercial milestone payments. Since receiving the upfront payment, through December 31, 2022, the Company had recognized $22.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. The Company did not receive any development milestone payments during the three months ended March 31, 2023. Under the terms of the agreement the Company is able to receive tiered low double-digit royalties on annual net sales of trilaciclib in Greater China. As part of this agreement, Simcere agreed to participate in global clinical trials of trilaciclib and the companies agreed to be responsible for all development and commercialization costs in their respective territories. On February 9, 2023, Simcere and G1 announced the issuance of the first prescription for COSELA® (trilaciclib) in China. On April 28, 2023, the Company amended the license agreement with Simcere. Refer to Note 15 for further details.
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
The information presented in the condensed financial statements and related notes as of March 31, 2023, and for the three months ended March 31, 2023, and 2022, is unaudited. The results for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, (the “2022 Form 10-K”). The December 31, 2022 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

The Company has experienced net losses since its inception and has an accumulated deficit of $759.6 million and $732.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. As of the date of issuance of these condensed financial statements, the Company expects that its cash and cash equivalents and marketable securities as of March 31, 2023 will not be sufficient to fund the Company’s planned operations and remain in compliance with its financial covenants for the next 12 months from the date of issuance of these condensed financial statements. Based on the foregoing, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations, and could result in the default on the Company's loan payable. The Company’s condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
In connection with the Loan Payable described in Note 7, unless the Company maintains 100% of the outstanding debt balance in cash, cash equivalents and marketable securities, the Company is required to be in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company maintains less than 100% of the outstanding debt in cash, cash equivalents and marketable securities and is not in compliance with the minimum cash covenant, monthly net revenue covenants, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of March 31, 2023, the Company did not achieve the minimum monthly net product revenue as set forth in the Loan Agreement. However, the Company is not in default under the Loan Agreement as it maintained 100% of the outstanding debt balance of $75.0 million in cash, cash equivalents and marketable securities.
On February 22, 2023, the Company approved a reduction in its workforce to streamline operations and reduce operating expenses. The Company recognized $1.4 million in severance and termination-related costs in the first quarter of 2023. See Note 14 for further discussion on this restructuring activity.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2023 consist of amounts on deposit in banks, including checking accounts and money market accounts. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of March 31, 2023, restricted cash totaled $0.3 million.

As discussed in Note 7, unless the Company maintains 100% of the outstanding debt balance in cash, cash equivalents and marketable securities, the Company is required to be in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at March 31, 2023 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of March 31, 2023 the unrealized gains and losses are not considered to be material.
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
In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of March 31, 2023, unbilled accounts receivable totaled $2.1 million.
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

Debt
The Company classifies its loan payable in current or long-term liabilities based on the timing of scheduled principal payments. The loan and security agreement with Hercules Capital, Inc. (as amended, the "Loan Agreement") contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments.
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

Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has recognized $0.5 million in revenue related to sales-based royalties.
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
Liabilities related to co-pay assistance, rebates, returns, and GPO fees are classified as “Accrued Expenses” in the Condensed Balance Sheets. Discounts such as chargebacks and specialty distributor fees are recorded as a reduction to trade accounts receivable, which is included in “Accounts Receivable” in the Condensed Balance Sheets.
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
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no such accruals.

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
The Company also incurs stock-based compensation expense related to restricted stock units ("RSUs") and performance based restricted stock units ("PSUs"). The fair value of RSUs and PSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of March 31, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

At March 31, 2023 and December 31, 2022, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2023
Assets:
Money market funds	$64,779	$—	$—	$64,779
Marketable securities:
U.S. Treasury Bills	48,080	—	—	48,080
Total assets at fair value	$112,859	$—	$—	$112,859

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2022
Assets:
Money market funds	$84,167	$—	$—	$84,167
Marketable securities:
U.S. Treasury Bills	50,476	—	—	50,476
Total assets at fair value	$134,643	$—	$—	$134,643
During the three months ended March 31, 2023, and the year ended December 31, 2022, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 7) has a variable interest rate and is carried at amortized cost, which approximates its fair value that is determined using Level 3 inputs. As of March 31, 2023, the carrying value was $77.5 million.
4. Inventories
Inventories consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,715	$2,790
Work in process	10,026	10,153
Finished goods	2,802	3,236
Inventories	$15,543	$16,179
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. Costs incurred by the Company for manufacturing of initial commercial product of COSELA in preparation of commercial launch were expensed prior to FDA approval.

5. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	506
Accumulated depreciation	(1,958)	(1,826)
Property and equipment, net	$1,857	$1,989
Depreciation expenses relating to property and equipment were $132 thousand and $115 thousand for the three months ended March 31, 2023 and 2022, respectively.
6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research	$207	$268
Accrued professional fees and other	5,394	4,304
Accrued external clinical study costs	15,063	15,566
Accrued compensation expense	2,103	5,419
Accrued expenses	$22,767	$25,557
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
Amounts initially borrowed under the original terms of the Loan Agreement bore an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.40%, and (ii) 9.65%. Based on original terms of the Loan Agreement, the Company agreed to make interest only payments through June 1, 2022 and following the interest only period, the Company agreed to repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024. Based on the original terms of the Loan Agreement, upon satisfaction of the Performance Milestone, the interest only period was extended through January 1, 2023 and the maturity date was extended to June 1, 2025. Upon entering into the First Amendment on March 31, 2021, the interest rate was amended to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 6.20%, and (ii) 9.45%.
The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year; (b) 2.0% of the prepayment amount in the second year; and (c) 1.0% of the prepayment amount in the third year.

Upon prepayment or repayment of all or any of the advances under the Loan Agreement, the Company agreed to pay (in addition to the prepayment charge) an end of term charge of 6.95% of the aggregate funded amount. With respect to the first tranche, the end of term charge of $2.1 million would be payable upon any prepayment or repayment. To the extent that the Company was provided additional advances under the Loan Agreement, the 6.95% end of term charge would be applied to such additional amounts. These amounts have been accrued over the term of the loan using effective-interest method.
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
The Second Amendment is secured by substantially all of the Company’s assets, including intellectual property, subject to certain exemptions. The Company out-licensed lerociclib as permitted in the Loan Agreement.
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

On June 24, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules, which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022, which the Company did not exercise. The Third Amendment also added a minimum cash covenant whereby the Company must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon the Company achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022 with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 80% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Company evaluated the Third Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Third Amendment was a modification and there was no impact to the financial statements.
On November 1, 2022, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules, which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continues to provide for a minimum revenue covenant, tested monthly, where the Company must achieve net product revenue of COSELA of at least 80% of the amounts projected in the Company's forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, the Company must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, the Company must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If the Company achieves specified net revenue of COSELA, the cash percentage will decrease to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company's market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan Agreement. The Company evaluated the Fourth Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Fourth Amendment was a modification and there was no impact to the financial statements.
The Loan Agreement contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2023 and as of the date of the issuance of these condensed financial statements, the Company did not meet the minimum monthly net product revenue as set forth in the Loan Agreement. However, the Company was not in default under the Loan Agreement as it maintained 100% of the outstanding debt of $75.0 million in cash, cash equivalents, and marketable securities and has not been notified of an event of default by the lender under the Loan Agreement.
The Company recognized $3.1 million and $2.3 million of interest expense related to the debt for the three months ended March 31, 2023 and 2022, respectively. Interest expense is reflected in other income (expense), net on the statement of operations.

As of March 31, 2023, the future principal payments due under the Loan Agreement, excluding interest, are as follows (in thousands):

Amount
2023	$—
2024	2,729
2025	35,204
2026	37,067
Total principal outstanding	75,000
End of term charge	3,106
Unamortized debt issuance costs	(636)
Total	$77,470
8. Stockholders’ Equity
Common stock
The Company is authorized to issue 120,000,000 shares of common stock. Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.
On July 2, 2021, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), which became effective upon filing, pursuant to which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules (the “2021 Form S-3”). The 2021 Form S-3 also included a prospectus covering up to an aggregate of $150.0 million in shares of common stock that the Company may issue and sell from time to time through Cowen and Company, LLC ("Cowen"), acting as its agent, pursuant to a sales agreement for "at the market offerings" the Company entered into with Cowen in July 2021 (the “2021 Sales Agreement”). The Company did not sell any shares of common stock under the 2021 Sales Agreement.
At the time of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, the Company no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended. As a result, in February 2022, the Company amended the 2021 Form S-3 to register for sale up to $300.0 million of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine. The 2021 Form S-3, as amended, will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021. The amended 2021 Form S-3 also includes a prospectus covering up to an aggregate of $100.0 million in common stock that the Company may issue and sell from time to time, through Cowen acting as its sales agent, pursuant to that certain sales agreement that the Company entered into with Cowen on February 23, 2022 (the “2022 Sales Agreement”). In connection with the Company entering into the 2022 Sales Agreement with Cowen, the Company terminated the 2021 Sales Agreement. As of the date hereof, the Company has not sold any shares of common stock or other securities under the 2022 Sales Agreement for “at the market offerings.”
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

Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at March 31, 2023 and December 31, 2022 as follows:

	March 31, 2023	December 31, 2022
Common stock options outstanding	7,871,249	7,372,028
RSUs outstanding	956,273	675,406
PSUs outstanding	218,450	—
Options, RSUs and PSUs available for grant under Equity Incentive Plans	2,261,691	2,323,539
	11,307,663	10,370,973
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
2017 Equity Incentive Plan
In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provided for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2023, and in accordance with the “evergreen” provision of the 2017 Plan, an additional 1,096,553 shares were made available for issuance.
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
In January 2021, the Company began granting RSUs under the 2017 Plan. RSUs are granted at the fair market value of a share of common stock on the date of grant.
In January 2023, the Company began granting PSUs, which are subject to non-market performance and service conditions, to Company executives under the 2017 Plan. PSUs are granted at the fair market value of a share of common stock on the date of grant.
As of March 31, 2023, there were a total of 1,438,251 shares of common stock available for future issuance under the 2017 Plan.

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
As of March 31, 2023, there was a total of 823,440 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.
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
The Company also incurs stock-based compensation expense related to RSUs and PSUs. The fair value of RSUs and PSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of March 31, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$35	$51
Research and development	674	1,149
Selling, general and administrative	3,127	4,565
Total stock-based compensation expense	$3,836	$5,765

Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected volatility	81.4% - 86.8%	76.7% - 77.1%
Weighted-average risk free rate	3.4% - 3.9%	1.4% - 1.7%
Dividend yield	—%	—%
Expected term (in years)	6.08	6.07
Stock Option Activity
The following table is a summary of stock option activity for the three months ended March 31, 2023:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2022	7,372,028	$16.15	6.9	$3,281
Granted	1,011,730	5.49
Cancelled	(509,501)	11.04
Exercised	(3,008)	0.30
Balance as of March 31, 2023	7,871,249	$15.12	6.9	$1,122
Exercisable at December 31, 2022	4,562,674	$17.85	5.8	$3,248
Vested at December 31, 2022 and expected to vest	7,372,028	$16.15	6.9	$3,281
Exercisable at March 31, 2023	5,052,581	$17.46	5.8	$1,122
Vested at March 31, 2023 and expected to vest	7,871,249	$15.12	6.9	$1,122
As of March 31, 2023, unrecognized compensation expense related to unvested stock options totaled $19.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
The following table is a summary of the RSU activity for the three months ended March 31, 2023:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	675,406	$12.31
Granted	590,650	5.23
Cancelled	(152,928)	8.64
Vested	(156,855)	14.81
Balance as of March 31, 2023	956,273	$8.11

As of March 31, 2023, there was $6.7 million of total unrecognized compensation cost related to Company RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance Based Restricted Stock Units
The Company's performance based restricted stock units ("PSUs") are considered nonvested share awards and require no payment from the employee. For each PSU, employees receive one common share at the end of the vesting period, subject to non-market performance and service conditions. Compensation cost is recorded based on the market price of the Company's common stock on the grant date and is recognized over the requisite service if and when the achievement of such performance condition(s) is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of March 31, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and compensation expense related to PSUs was not recognized.
The following table is a summary of the PSU activity for the three months ended March 31, 2023:

	Number of PSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	—	$—
Granted	218,450	5.73
Cancelled	—	—
Vested	—	—
Balance as of March 31, 2023	218,450	$5.73
As of March 31, 2023, there was $1.3 million of total unrecognized compensation cost related to Company PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years.
10. License Revenue
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

There was no revenue recognized during the three months ended March 31, 2023.
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
Under the license agreement, Genor agreed to pay the Company a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay the Company tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. In September 2020, the Company transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory, which resulted in the recognition of $6.0 million in revenue in accordance with ASC 606. Since then, through December 31, 2022, the Company had recognized an additional $3.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement.
There was no milestone revenue recognized during the three months ended March 31, 2023.
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
During the three months ended March 31, 2023, the Company recognized revenue of $0.4 million for the reimbursement of patent and clinical trial costs. No development and commercial milestones, as defined by the license agreement, have been achieved through March 31, 2023.
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

Under the license agreement, Simcere agreed to pay the Company a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, the Company had the potential to receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. In 2020, the Company transferred the license and related technology and know-how to Simcere, which resulted in the recognition of $14.0 million in revenue in accordance with ASC 606. Since then, through December 31, 2022, the Company had recognized an additional $22.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement.
During the three months ended March 31, 2023, the Company recognized $1.4 million in supply and manufacturing services and $0.5 million in royalty revenue. No milestone revenue was recognized during the three months ended March 31, 2023.
11. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2023 and 2022 and the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options issued and outstanding	8,085,891	7,736,333
Unvested RSUs	952,481	606,371
Unvested PSUs	211,168	—
Total potential dilutive shares	9,249,540	8,342,704
Amounts in the table above reflect the common stock equivalents of the noted instruments.
12. Income Taxes
The Company’s effective income tax rate was 0% for the three months ended March 31, 2023 and 2022. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses.
13. Related Party Transactions
The Company entered into a senior advisor agreement on September 29, 2020 with Mark A. Velleca, M.D., Ph.D., a member of the Board of Directors, with an effective date of January 1, 2021. Pursuant to the terms of the agreement, Dr. Velleca will receive $200,000 annually, paid in equal quarterly installments, for his services. The senior advisor agreement will expire on December 31, 2023.

14. Restructuring Charges
On February 13, 2023, the Company made the decision to discontinue the PRESERVE 1 trial following the announcement of top-line results. In connection with the announcement, on February 22, 2023, the Company approved changes to the Company's organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company's workforce by approximately 30% across different areas and functions in the Company effective on March 1, 2023. Affected employees were offered separation benefits, including severance payments.
As a result of these reductions in workforce, the Company recorded the following expenses, primarily related to severance, employee benefits and termination-related costs during the three months ended March 31, 2023 (in thousands):

Amount
Cost of goods sold	$94
Research and development	510
Selling, general and administrative	811
Total	$1,415
The following table is a reconciliation of the beginning and ending restructuring liability for the three months ended March 31, 2023 (in thousands):

	Termination-related costs	Benefits	Severance	Total
Balance as of December 31, 2022	$—	$—	$—	$—
Expense recognized	85	50	1,280	1,415
Cash payments	(85)	(50)	(1,174)	(1,309)
Balance as of March 31, 2023	$—	$—	$106	$106
The outstanding balance above is reflected in accrued expenses within the condensed balance sheets as of March 31, 2023 and is composed of severance payout to terminated employees who had not signed their severance agreement prior to March 31, 2023, and thus were not paid as of that date. The Company expects the liabilities as of March 31, 2023 to be substantially paid out in cash by the end of the second quarter of 2023.
15. Subsequent Event
On April 28, 2023, the Company entered into the third amendment to the license agreement with Simcere, whereby the Company will receive a one-time, non-refundable payment of $30.0 million, within the second quarter of 2023, to monetize the future royalties from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that the Company will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, the Company continues to own all the global development and commercial rights to trilaciclib, excluding Greater China.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2022 Form 10-K, and in our subsequently filed Quarterly Reports on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.

Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy ("myeloprotection") and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in China.
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
COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive-stage small cell lung cancer ("ES-SCLC").
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
In March 2021, COSELA was included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) became effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (HCPCS) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. Our new technology add-on payment (NTAP) for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (MS-DRG) payment amount also became effective for provider billing on October 1, 2021.
On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in China. COSELA is indicated in China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. Since entering into the license agreement, we have received an upfront payment of $14.0 million and an additional $22.0 million in development milestones.

On April 28, 2023, we entered into the third amendment to the license agreement with Simcere, whereby we will receive a one-time, non-refundable payment of $30.0 million, within the second quarter of 2023, to monetize the future royalties from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that we will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, we continue to own all the global development and commercial rights to trilaciclib, excluding Greater China.
Product Pipeline
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

Second, trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) myeloprotection, thus enabling increased cytotoxic exposure while protecting the immune system, and/or (2) immunomodulation, thus improving overall immune response. Its mechanism of action of improving overall immune response by improving long term immune surveillance lends itself to longer term endpoints, such as progression free and overall survival (OS). Its ability to enhance the cancer immune cycle occurs through multiple factors, including (1) enhancing T cell activation (via increased antigen presentation and secretion of IL-2 and IFNγ), (2) favorably altering the tumor microenvironment (via increased chemokines responsible for trafficking T cells to tumors and reducing the number and function of immunosuppressive cell populations), and (3) improving long-term immune surveillance (via increased generation of memory CD8+ T cells). We are exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials. A meaningful anti-tumor efficacy benefit was observed in our Phase 2 mTNBC study in which trilaciclib led to a significant improvement in OS when administered in combination with gemcitabine/carboplatin chemotherapy ("GC") compared to chemotherapy alone. These are the foundational data for our ongoing PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC. An interim OS analysis at 70% of events is currently anticipated in the PRESERVE 2 pivotal Phase 3 trial in 1L mTNBC in the first quarter of 2024 to evaluate the effect of trilaciclib on OS in patients with TNBC when administered prior to treatment with GC. If the interim OS analysis achieves the threshold of statistical significance required for the interim assessment showing that trilaciclib has superior efficacy in OS, the trial will terminate, and the data will be reported. In addition, we will discuss the data with regulatory health authorities regarding filing for potential approval of this indication. If the interim OS analysis does not meet the interim stopping criteria, the trial will continue to the final analysis.

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
Additional results from our Phase 2 trials in TNBC and bladder cancer are expected later this year. Prior studies including the Phase 2 triple negative breast cancer trial have shown that the greatest effect of trilaciclib is on longer term endpoints like OS rather than earlier efficacy measures such as overall response rate (ORR) and progression free survival (PFS). This is consistent with other immunotherapies like checkpoint inhibitors, which have the greatest effect at survival timepoints. Our data to date suggest that this could be due to trilaciclib enhancing long term immune surveillance by increased generation of certain memory T cells. Additionally, Programmed Cell Death-Ligand 1 (PD-L1) status of the tumors is likely to affect how trilaciclib works across these different measures of efficacy, including how long it may take to see any potential benefit. For example, in our prior TNBC Phase 2 trial, patients with PD-L1 (+) tumors, which have an immune inflamed tumor microenvironment, experienced a numerical improvement in earlier efficacy metrics including ORR and PFS. The Kaplan Meier curves for OS separated early and continued to improve over time, leading to a median OS of 32.7 months for patients receiving trilaciclib compared to 10.5 months for patients receiving chemotherapy alone, with a hazard ratio of 0.34. In comparison, patients with PD-L1 (-) tumors, which have immune excluded or immune desert tumor microenvironments, did not experience a meaningful improvement in ORR or PFS. However, we did observe a median OS of 17.8 months for patients receiving trilaciclib compared to 13.9 months for patients receiving chemotherapy alone, with a hazard ratio of 0.48. The Kaplan Meier curves for OS did not separate until ~15 months, but this separation then continued to accelerate over time leading to a hazard ratio of 0.48. As such, we will continue to follow these patients for OS to evaluate the impact of trilaciclib on OS. Interim OS analysis of our 1L mTNBC trial is expected in the first quarter of 2024 as mentioned above.
In November 2022, we provided encouraging initial safety and tolerability data from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab govitecan-hziy, including myelosuppression, diarrhea, and potentially alopecia, due to the presence of CDK4/6-expressing cells in the intestinal crypt and hair follicles, compared to the previously published sacituzumab govitecan-hziy single agent safety profile. We expect to release a more comprehensive data set including safety and initial efficacy results, including outcome by tumor PD-L1 status, at the European Society for Medical Oncology (ESMO) meeting in the second quarter of 2023. Further, we anticipate that we will reach the OS endpoints for this study in the first quarter of 2024.
In December 2022, we reported data at the annual San Antonio Breast Cancer Symposium (SABCS) from the initial dose finding Phase 2 portion of the MOA trial, a multicenter, open-label, single-arm, neoadjuvant study where tumor tissue was obtained at baseline prior to study drug administration. Initial results from the first twenty-four patients show favorable alterations in the tumor microenvironment from a single dose of monotherapy (240 mg/m2) trilaciclib monotherapy as measured by increases in the proportions of CD8+ T cells compared to T regulatory cells (Tregs) in patients with early-stage TNBC. The improvement of the ratio of CD8+ T cells to Tregs may enhance the overall anti-tumor immune response and confirm the trends we observed in preclinical studies and in peripheral blood in our Phase 2 trial in TNBC. No trilaciclib related serious adverse events have been reported. We expect to present the results including the tumor pathologic complete response (pCR) results and outcome by tumor PD-L1 status, at the American Society of Clinical Oncology (ASCO) meeting in the second quarter of 2023, which we believe may clarify the ability of trilaciclib to improve anti-tumor efficacy for TNBC patients in this early-stage treatment setting, particularly in combination with a checkpoint inhibitor.

In January 2023, we provided an initial update on PRESERVE 3, the ongoing, randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”). The confirmed overall response rate (ORR) per RECIST v1.1 was comparable between arms and we believe that longer-term follow-up is required to characterize additional anti-tumor endpoints including median duration of confirmed objective response and PFS. Though early, the safety and tolerability profile of trilaciclib administered prior to chemotherapy is generally consistent with that expected in patients treated with gemcitabine plus cisplatin/carboplatin and avelumab maintenance for previously untreated advanced or mUC. Additional safety and efficacy results, including the preliminary PFS results, are anticipated midyear 2023. Further, we anticipate that we will reach the OS endpoints for this study in the first quarter of 2024.
In February 2023, we announced top-line results from our pivotal Phase 3 PRESERVE 1 trial showing that the trial achieved its co-primary endpoints related to severe neutropenia with statistical significance, including clinically meaningful and statistically significant reductions in both occurrence of severe neutropenia during induction and mean duration of severe neutropenia in Cycles 1 through 4. However, despite the achievement of the co-primary endpoints and other secondary measures of myeloprotection and tolerability, early anti-tumor efficacy data, including ORR, favor patients receiving placebo compared to trilaciclib. Given the differential in these anti-tumor efficacy metrics and the low likelihood of achieving the PFS and OS endpoints, we made the decision to discontinue the PRESERVE 1 trial. The Data Monitoring Committee independently reached the same conclusion.

Trilaciclib Development Pipeline

Candidate	Indication	Current Status	Initial Results	Additional Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment complete)	Interim OS analysis expected in 1Q 2024		Primary: OS* Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrollment complete)	Initial safety results announced in 4Q 2022	Initial efficacy results** expected in 2Q 2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Mechanism of action (MOA) trial in early-stage neoadjuvant TNBC	Phase 2 trial (enrollment complete)	MOA data presented in 4Q 2022	Results** including pCR expected in 2Q 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment complete)	Initial ORR results announced in 1Q 2023	Results** including preliminary PFS results expected in mid-2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
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
**Results to include tumor Programmed Cell Death-Ligand 1 (PD-L1) status.

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
Coronavirus (COVID-19) Impact on Operations
We implemented business continuity plans to address the COVID-19 pandemic and minimize disruptions to ongoing operations. While its most severe effects appear to have subsided, the virus could re-emerge, or new public health threats could appear. If the COVID-19 pandemic re-emerges as a serious public health threat in the United States and elsewhere, or if another serious pathogen appears, we could experience disruptions to our clinical development timelines. The future impact of the COVID-19 pandemic or a similar health disruption is highly uncertain and subject to change. We will continue to monitor the impact of COVID-19 on our operations, including how it may impact our employees, clinical trials, development programs, supply chain, and other aspects of our operations, and report to our Board of Directors as necessary.
Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $10.5 million and $31.3 million of net product sales from COSELA for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively. We recorded $2.5 million and $20.0 million of license revenue for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of March 31, 2023, we had cash and cash equivalents of $68.2 million and marketable securities of $48.1 million. Since inception we have incurred net losses. As of March 31, 2023, we had an accumulated deficit of $759.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. On February 22, 2023, in connection with the decision to discontinue the PRESERVE 1 trial following the announcement of top-line results on February 13, 2023, we approved a reduction in our workforce by approximately 30% across different areas and functions in the Company, effective March 1, 2023. Affected employees were offered separation benefits, including severance payments. During the three months ended March 31, 2023, we recognized $1.4 million in severance, benefits, and other termination-related costs and made cash payments towards these costs of $1.3 million. See Note 14 for further discussion on this restructuring activity. As disclosed in the Liquidity and Capital Resources section, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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
•add operational, financial and management information systems and personnel, as needed, including personnel to support our product development and planned future commercialization efforts; and
•continue to incur increased costs as a result of operating as a public company.
Components of our Results of Operations
Revenues
On February 12, 2021, COSELA was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues have been derived from our license agreements.
We entered into an exclusive license agreement with Simcere in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). We received an upfront payment of $14.0 million in September 2020 with the potential to receive an additional $156.0 million upon reaching development and commercial milestones, and to receive tiered low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. Since then, through December 31, 2022, we recognized $22.0 million in revenue for the achievement of development and commercial milestones as defined by the license agreement. During the three months ended March 31, 2023, we recognized $1.4 million in supply and manufacturing services and $0.5 million in royalty revenue. We did not receive any development milestones during the three months ended March 31, 2023.
We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $290.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. During the three months ended March 31, 2023, we recognized revenue of $0.4 million for the reimbursement of patent and clinical trial costs. We did not receive any development milestones during the three months ended March 31, 2023.
We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the three months ended March 31, 2023.

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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, commercialization costs, expenses associated with obtaining and maintaining patents and costs of our information systems. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we continue to expand our research and development and commercialization of COSELA.
Total other income (expense), net
Total other income (expense), net consists of interest income earned on cash and cash equivalents and interest expenses incurred under our loan and security agreement with Hercules.
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We did not recognize any income tax expense for the three months ended March 31, 2023, and March 31, 2022.
Results of operations
Comparison of the three months ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022	$
	(in thousands)
Revenues
Product sales, net	$10,492	$5,480	$5,012
License revenue	2,454	1,422	1,032
Total revenues	12,946	6,902	6,044
Operating expenses
Cost of goods sold	1,459	669	790
Research and development	15,480	26,305	(10,825)
Selling, general and administrative	21,753	26,709	(4,956)
Total operating expenses	38,692	53,683	(14,991)
Loss from operations	(25,746)	(46,781)	21,035
Other income (expense)
Interest income	716	9	707
Interest expense	(3,089)	(2,265)	(824)
Other income (expense)	524	(155)	679
Total other income (expense), net	(1,849)	(2,411)	562
Loss before income taxes	(27,595)	(49,192)	21,597
Income tax expense	—	—	—
Net loss	$(27,595)	$(49,192)	$21,597

Product sales, net
Product sales, net was $10.5 million and $5.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $5.0 million, or 91%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.
License revenue
License revenue was $2.5 million and $1.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively. License revenue increased $1.1 million, or 79%. License revenue recognized in the current period was primarily related to $1.4 million in supply and manufacturing services and $0.5 million in royalty revenue from Simcere. Additionally, in the current period we recognized $0.4 million and $0.2 million in combined patent and clinical trial costs reimbursed by EQRx and Simcere, respectively.
Cost of goods sold
Cost of goods sold was $1.5 million and $0.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $0.8 million, or 114%, was primarily due to an increase in units sold and an increase in overhead.
Research and development
Research and development expenses were $15.5 million for the three months ended March 31, 2023 as compared to $26.3 million for the three months ended March 31, 2022. The decrease of $10.8 million, or 41%, was primarily due to a decrease of $10.6 million in our clinical program costs, and a decrease of $0.2 million in manufacturing active pharmaceutical ingredients and drug products to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Clinical Program Expenses—trilaciclib	$13,988	$23,651
Clinical Program Expenses—rintodestrant	(80)	625
Clinical Program Expenses—lerociclib	373	604
Chemical Manufacturing and Development	653	852
Discovery, Pre-Clinical and Other Expenses	546	573
Total Research and Development Expenses	$15,480	$26,305
Selling, general and administrative
Selling, general and administrative expenses were $21.8 million for the three months ended March 31, 2023 as compared to $26.7 million for the three months ended March 31, 2022. The decrease of $4.9 million, or 18%, was due to decreases of $3.1 million in commercialization activities, $1.0 million in personnel costs, $0.9 million in professional fees, and $0.2 million in audit, legal, office and other administrative expenses. These decreases were partially offset by an increase of $0.3 million in medical affairs costs related to trilaciclib.
Total other income (expense), net
Total other income (expense), net was $(1.8) million for the three months ended March 31, 2023 as compared to $(2.4) million for three months ended March 31, 2022. The change of $0.6 million, or 25%, was primarily driven by an increase of $0.7 million in interest income and increase of $0.7 million in other income. This increase in income was partially offset by an increase of $0.8 million in interest expense on loan payable due to higher interest rates.

Income tax expense
There was no income tax expense recognized for the three months ended March 31, 2023 or the three months ended March 31, 2022.
Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $759.6 million and $732.0 million as of March 31, 2023 and December 31, 2022, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of March 31, 2023 will not be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Based on the foregoing, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations and could result in the default of our loan payable. Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 7, we are required to remain in compliance with a minimum cash covenant and a minimum monthly net product revenue covenant (determined in accordance with U.S. GAAP), measured on a trailing six-month basis. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. As of March 31, 2023, we did not achieve the minimum monthly net product revenue as set forth in the Loan Agreement. However, we are not in default under the Loan Agreement as we maintained 100% of the outstanding debt of $75.0 million in cash, cash equivalents, and marketable securities. If we do not maintain 100% of the outstanding debt in cash, cash equivalents and marketable securities and do not comply with the minimum cash covenant, monthly net revenue covenants, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt, resulting in us immediately needing additional funds.
To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our Loan Agreement with Hercules, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.
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
At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 23, 2022, we no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 under the Securities Act of 1933, as amended. As a result, in February 2022, we amended the 2021 Form S-3 to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The 2021 Form S-3, as amended, will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021.

At-the-market offerings
In connection with the 2021 Form S-3, as amended, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC ("Cowen") acting as our agent (the "2022 Sales Agreement"), which allows us to issue and sell shares of common stock pursuant to the amended 2021 Form S-3 for total gross sales proceeds of up to $100.0 million from time to time through Cowen.
As of the date hereof, we have not sold any shares of common stock or other securities under the 2022 Sales Agreement.
Equity Offering
On November 17, 2022, we entered into an underwriting agreement related to a public offering of 7,700,000 shares of our common stock at a public offering price of $6.50 per share less the underwriting discounts and commissions, pursuant to the 2021 Form S-3, as amended. We received approximately $50.1 million in gross proceeds from this offering, before deducting underwriting discounts and commissions and offering expenses. The offering closed on November 22, 2022. In addition, 873,353 shares of common stock were issued upon exercise by the underwriters at their option to purchase additional shares at the same offering price, which closed on December 20, 2022. The gross proceeds from the offering of the aggregate of 8,573,353 shares of our common stock were $55.7 million and net proceeds of $52.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.
Loan and Security Agreement
On May 29, 2020, we entered into a loan and security agreement with Hercules (the "Loan Agreement") under which they agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with a maturity date of June 1, 2024. No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. The interest only period could be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, we agreed to repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.
On March 31, 2021, we entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby we drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.
On November 1, 2021, we entered into a Second Amendment to the Loan and Security Agreement (the "Second Amendment") with Hercules under which Hercules agreed to lend us up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, we borrowed an additional $45.0 million from the first tranche. We had the right to request that Hercules make the remaining $25.0 million term loan advances under the first tranche to us by September 15, 2022, which we did not exercise. No principal payments are due during an interest-only period, commencing on the close of the Second Amendment and continuing through December 1, 2024. The interest only period may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, we agreed to repay the principal balance and interest of the advances in equal monthly installments through the maturity date of November 1, 2026.
On June 24, 2022, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022, which we did not exercise. The Third Amendment also added a minimum cash covenant whereby we must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon us achieving specified net product revenue of COSELA. It further provides for a minimum revenue covenant that, beginning August 15, 2022, with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, we must have achieved net product revenue of COSELA of at least 80% of the amounts projected in our forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded.

On November 1, 2022, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules. The Fourth Amendment extended the time for drawing the Tranche 1D Advance (as defined in the Loan Agreement) of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continues to provide for a minimum revenue covenant, tested monthly, where we must achieve net product revenue of COSELA of at least 80% of the amounts projected in our forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, we must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, we must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If we achieve specified net revenue of COSELA, the cash percentage will decrease to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan Agreement.
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the monthly net revenue covenants, minimum cash covenant or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2023 and as of the date of the issuance of these financial statements, we were not in default under the Loan Agreement as we maintained 100% of the outstanding debt of $75.0 million in cash, cash equivalents and marketable securities and have not been notified of an event of default by the lender under the Loan Agreement.
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
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones during the three months ended March 31, 2023.
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
Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx will pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. The upfront cash payment was received in August 2020. In September 2020, we transferred to EQRx the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory. EQRx will be responsible for the development of the product in the EQRx Territory. We will continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We will invoice EQRx within 30 days following the end of each quarter, and EQRx will pay within 30 days after its receipt of such invoice. During the three months ended March 31, 2023, we recognized revenue of $0.4 million for the reimbursement of patent and clinical trial costs. We did not recognize any revenue related to development milestones during the three months ended March 31, 2023.

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
Under the license agreement, Simcere agreed to pay us a non-refundable, upfront cash payment of $14.0 million with the potential to pay an additional $156.0 million upon reaching certain development and commercial milestones. In addition, we had the potential to receive low double-digit royalties on annual net sales of trilaciclib in the Simcere Territory. The upfront payment was received in September 2020. In return, we furnished to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere agreed to be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. In addition to the upfront payment, through December 31, 2022, we received $22.0 million in milestone payments. During the three months ended March 31, 2023, we recognized $1.4 million in supply and manufacturing services and $0.5 million in royalty revenue. We did not recognize any revenue related to development milestones during the three months ended March 31, 2023.
On April 28, 2023, the Company entered into the third amendment to the license agreement with Simcere, whereby the Company will receive a one-time, non-refundable payment of $30.0 million, within the second quarter of 2023, to monetize the future royalties from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that the Company will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, the Company continues to own all the global development and commercial rights to trilaciclib, excluding Greater China.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$
	(in thousands)
Net cash used in operating activities	$(29,053)	$(38,184)	$9,131
Net cash provided by investing activities	2,910	—	2,910
Net cash (used in)/provided by financing activities	(214)	18	(232)
Net change in cash, cash equivalents, and restricted cash	$(26,357)	$(38,166)	$11,809
Net cash used in operating activities
During the three months ended March 31, 2023, net cash used in operating activities was $29.1 million, which consisted of a net loss of $27.6 million, accretion of discount on available for sale securities of $0.5 million, and a decrease in net operating assets and liabilities of $6.3 million, partially offset by non-cash stock compensation expense of $3.8 million, $0.1 million of depreciation expense, $0.5 million in amortization of debt issuance costs, and $0.9 million of non-cash interest expense.
During the three months ended March 31, 2022 net cash used in operating activities was $38.2 million which consisted primarily of a net loss of $49.2 million offset by non-cash stock compensation expense of $5.8 million, $0.1 million of depreciation expense, $0.5 million in amortization of debt issuance costs, $0.6 million of non-cash interest expense, $0.2 million in non-cash equity interest, and an increase of $3.8 million in net operating assets and liabilities.
Net cash provided by investing activities
During the three months ended March 31, 2023, net cash provided by investing activities was $2.9 million, due to marketable securities purchases of $25.1 million offset by maturities of $28.0 million.

During the three months ended March 31, 2022, there was no cash provided by or used in investing activities.
Net cash (used in)/provided by financing activities
During the three months ended March 31, 2023, net cash used in financing activities was $214.0 thousand, which consisted of $215.0 thousand in payment of public offering costs, offset by $1.0 thousand in net proceeds from the exercise of stock options.
During the three months ended March 31, 2022, net cash provided by financing activities was $18.0 thousand, which consisted of proceeds from the exercise of stock options.
Operating capital requirements and plan of operations
To date, we have generated limited revenue from product sales. We expect our expenses to increase as we continue the development of and seek additional regulatory approvals for trilaciclib, and continue to commercialize COSELA. As described in the risk factors included in the 2022 Form 10-K, we are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
We have concluded that substantial doubt exists about the Company's ability to continue as a going concern for a period of at least 12 months following the filing of this Quarterly Report.
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
Contractual Obligations, Commitments and Contingencies
There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2022 Form 10-K. We have updated Note 2 to the condensed financial statements to include disclosure related to our critical accounting policy and significant judgment related to the classification of debt.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $68.2 million and marketable securities of $48.1 million as of March 31, 2023. Cash and cash equivalents consist of deposits in banks, including checking accounts and money market accounts. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.90%, and (ii) 9.15%. As of March 31, 2023, $75.0 million of principal was outstanding under the Loan Agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business financial condition or results of operations three months ended March 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2022 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2022 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description
10.1*
Senior Advisor Agreement between Registrant and Jennifer K. Moses dated February 28, 2023, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 1, 2023 (File No. 001-38096), and incorporated herein by reference.

10.2*
Employment Agreement by and between the Registrant and John W. Umstead V, dated as of February 28, 2023, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 1, 2023 (File No. 001-38096), and incorporated herein by reference.

10.3*†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Plan

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: May 3, 2023	By:	/s/ John W. Umstead V
John W. Umstead V
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)