Form 10-Q
period 2023-06-30
G1 Therapeutics, Inc.
filed 2023-08-02
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023 the registrant had 51,745,578 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$55,914	$94,594
Restricted cash	63	63
Marketable securities	48,317	50,476
Accounts receivable and unbilled receivables, net	13,171	11,094
Inventories	15,600	16,179
Prepaid expenses and other current assets	7,371	7,094
Total current assets	140,436	179,500
Property and equipment, net	1,727	1,989
Restricted cash	250	250
Operating lease assets	5,446	5,962
Other assets	32	264
Total assets	$147,891	$187,965
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,762	$7,431
Accrued expenses	24,681	25,557
Deferred revenue	143	7
Other current liabilities	3,326	2,593
Total current liabilities	33,912	35,588
Loan payable	50,936	77,015
Deferred revenue	500	1,000
Operating lease liabilities	4,995	5,615
Total liabilities	90,343	119,218
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2023, and December 31, 2022; 51,735,113 and 51,526,100 shares issued as of June 30, 2023, and December 31, 2022, respectively; 51,708,447 and 51,499,434 shares outstanding as of June 30, 2023, and December 31, 2022, respectively	5	5
Treasury stock, 26,666 shares as of June 30, 2023, and December 31, 2022	(8)	(8)
Additional paid-in capital	808,454	800,768
Accumulated deficit	(750,903)	(732,018)
Total stockholders’ equity	57,548	68,747
Total liabilities and stockholders' equity	$147,891	$187,965
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Revenues
Product sales, net	$11,091	$8,718	$21,583	$14,198
License revenue	31,301	1,855	33,755	3,277
Total revenues	42,392	10,573	55,338	17,475
Operating expenses
Cost of goods sold	1,404	976	2,863	1,645
Research and development	12,040	20,843	27,520	47,148
Selling, general and administrative	17,432	25,716	39,185	52,425
Total operating expenses	30,876	47,535	69,568	101,218
Income (loss) from operations	11,516	(36,962)	(14,230)	(83,743)
Other income (expense)
Interest income	643	50	1,359	59
Interest expense	(2,710)	(2,407)	(5,799)	(4,672)
Other income (expense)	569	(127)	1,093	(282)
Total other income (expense), net	(1,498)	(2,484)	(3,347)	(4,895)
Income (loss) before income taxes	10,018	(39,446)	(17,577)	(88,638)
Income tax expense	1,308	—	1,308	—
Net income (loss)	$8,710	$(39,446)	$(18,885)	$(88,638)
Earnings per share attributable to common stockholders:
Basic	$0.17	$(0.92)	$(0.37)	$(2.08)
Diluted	$0.14	$(0.92)	$(0.37)	$(2.08)
Weighted average common shares outstanding:
Basic	51,667,099	42,707,703	51,657,456	42,697,508
Diluted	61,040,507	42,707,703	51,657,456	42,697,508
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
Public offering	—	—	—	—	(1)	—	(1)
Exercise of common stock options	3,008	—	—	—	1	—	1
Restricted stock units vested	156,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,836	—	3,836
Net income (loss) during quarter	—	—	—	—	—	(27,595)	(27,595)
Balance at March 31, 2023	51,685,963	$5	(26,666)	$(8)	$804,604	$(759,613)	$44,988
Public Offering	—	—	—	—	40	—	40
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	49,150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,810	—	3,810
Net income (loss) during quarter	—	—	—	—	—	8,710	8,710
Balance at June 30, 2023	51,735,113	$5	(26,666)	$(8)	$808,454	$(750,903)	$57,548

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net income (loss) during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	21,945	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,639	—	5,639
Net income (loss) during quarter	—	—	—	—	—	(39,446)	(39,446)
Balance at June 30, 2022	42,754,143	$4	(26,666)	$(8)	$739,426	$(673,097)	$66,325

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30, 2023
	2023	2022
Cash flows from operating activities
Net loss	$(18,885)	$(88,638)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,646	11,404
Accretion of discount on available for sale securities	(1,097)	—
Depreciation and amortization	262	254
Amortization of debt issuance costs	840	1,084
Non-cash interest expense	630	642
Non-cash equity interest, net	—	303
Change in operating assets and liabilities
Accounts receivable	(2,077)	(5,099)
Inventories	579	(10,543)
Prepaid expenses and other assets	657	5,759
Accounts payable	(2,020)	6,098
Accrued expenses and other liabilities	(1,139)	2,016
Deferred revenue	(364)	(21)
Net cash used in operating activities	(14,968)	(76,741)
Cash flows from investing activities
Purchases of marketable securities	(65,244)	—
Maturities of marketable securities	68,500	—
Purchases of property and equipment	—	(506)
Net cash provided by/(used in) investing activities	3,256	(506)
Cash flows from financing activities
Proceeds from stock options exercised	1	18
Repayment of debt	(26,688)	—
Payment of public offering costs	(281)	—
Net cash (used in)/provided by financing activities	(26,968)	18
Net change in cash, cash equivalents and restricted cash	(38,680)	(77,229)
Cash, cash equivalents and restricted cash
Beginning of period	94,907	221,561
End of period	$56,227	$144,332
Supplemental disclosure of cash flow information
Cash paid for interest	$5,179	$3,537
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$418	$354
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to Financial Statements
(unaudited)
1. Description of Business
G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company's first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in mainland China. The Company is also exploring the potential use of trilaciclib in certain cancers, including trials designed to inform the design of future additional pivotal studies and treatment combinations with targeted chemotherapy medicines called antibody-drug conjugates ("ADCs") including other indications.
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
The information presented in the condensed financial statements and related notes as of June 30, 2023, and for the three and six months ended June 30, 2023, and 2022, is unaudited. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, (the “2022 Form 10-K”). The December 31, 2022 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.
The Company has experienced net losses since its inception and has an accumulated deficit of $750.9 million and $732.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Management has evaluated actions already taken, the significance of anticipated continued losses, future cash flow projections, and the ability of the Company to remain in compliance with the financial covenants and requirements as defined within the Loan Agreement (as defined below). Based on the foregoing, as of the date of issuance of these condensed financial statements, the Company expects that its cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund the Company’s planned operations and remain in compliance with its objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations. The Company’s condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

In connection with the Loan Payable described in Note 7, the Company is required to be in compliance with a minimum cash covenant and is subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which begins with the financial reporting for the period ending June 30, 2023. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of June 30, 2023, the Company is in compliance with the minimum cash covenant and the conditional borrowing base requirements as set forth in the Loan Agreement.
On February 22, 2023, the Company approved a reduction in its workforce to streamline operations and reduce operating expenses. The Company recognized $1.4 million in severance and termination-related costs in the first quarter of 2023 and all remaining costs were paid out as of June 30, 2023. See Note 14 for further discussion on this restructuring activity.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2023 consist of amounts on deposit in banks, including checking accounts and money market accounts. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of June 30, 2023, restricted cash totaled $0.3 million.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at June 30, 2023 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of June 30, 2023 the unrealized gains and losses are not considered to be material.
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

In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of June 30, 2023, unbilled accounts receivable totaled $1.3 million.
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
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the six months ended June 30, 2023, the Company recognized $0.6 million in revenue related to sales-based royalties.
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
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of June 30, 2023 and December 31, 2022, the Company had no such accruals.
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

The Company also incurs stock-based compensation expense related to restricted stock units ("RSUs"), performance based restricted stock units ("PSUs"), and deferred share units ("DSUs"). The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of June 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At June 30, 2023 and December 31, 2022, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2023
Assets:
Money market funds	$53,753	$—	$—	$53,753
Marketable securities:
U.S. Treasury Bills	48,317	—	—	48,317
Total assets at fair value	$102,070	$—	$—	$102,070

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2022
Assets:
Money market funds	$84,167	$—	$—	$84,167
Marketable securities:
U.S. Treasury Bills	50,476	—	—	50,476
Total assets at fair value	$134,643	$—	$—	$134,643
During the three and six months ended June 30, 2023, and the year ended December 31, 2022, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 7) has a variable interest rate and is carried at amortized cost, which approximates its fair value that is determined using Level 3 inputs. As of June 30, 2023, the carrying value was $50.9 million.
4. Inventories
Inventories as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,715	$2,790
Work in process	9,714	10,153
Finished goods	3,171	3,236
Inventories	$15,600	$16,179
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns.
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	506
Accumulated depreciation	(2,088)	(1,826)
Property and equipment, net	$1,727	$1,989
Depreciation expenses relating to property and equipment were $130 thousand and $262 thousand for the three and six months ended June 30, 2023, respectively, and $139 thousand and $254 thousand for the three and six months ended June 30, 2022, respectively.

6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research	$190	$268
Accrued professional fees and other	4,659	4,304
Accrued external clinical study costs	17,086	15,566
Accrued compensation expense	2,746	5,419
Accrued expenses	$24,681	$25,557
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
On June 24, 2022, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Hercules, which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from September 15, 2022 to December 31, 2022, which the Company did not exercise. The Third Amendment also added a minimum cash covenant whereby the Company must maintain unrestricted cash equal to at least 50% of the outstanding debt, and such percentage shall decrease upon the Company achieving specified net product revenue of COSELA. It further provided for a minimum revenue covenant that, beginning August 15, 2022 with the reporting of the financial results for the second fiscal quarter ended June 30, 2022, and tested monthly, the Company must have achieved net product revenue of COSELA of at least 80% of the amounts projected in the Company’s forecast. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company’s market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Company evaluated the Third Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Third Amendment was a modification and there was no impact to the financial statements.

On November 1, 2022, the Company entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules, which extended the time for drawing the remainder of the first tranche advance of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continued to provide for a minimum revenue covenant, tested monthly, where the Company must achieve net product revenue of COSELA of at least 80% of the amounts projected in the Company's forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, the Company must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, the Company must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If the Company achieves the specified net revenue of COSELA, the cash percentage will decrease to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) the Company's market capitalization exceeds $750.0 million and the Company maintains unrestricted cash equal to at least 50% of the total amounts funded, or (b) the Company maintains unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan Agreement. The Company evaluated the Fourth Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Fourth Amendment was a modification and there was no impact to the financial statements.
On June 6, 2023, the Company entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Hercules, under which Hercules agreed to lend the Company up to $75.0 million, subject to specified conditions. In conjunction with the closing of the Fifth Amendment, the Company repaid $25.0 million of the outstanding debt such that the total loan amount outstanding upon closing of the Fifth Amendment is $50.0 million. In addition to the $25.0 million principal prepayment, upon closing of the Fifth Amendment, the Company made a $1.7 million pro-rata payment of the end-of-term charge. The Company continues to be required to make a payment to Hercules for $2.1 million on the earliest occurrence of (i) June 1, 2025, (ii) the date the Company repays the outstanding principal amount in full, or (iii) the date that the principal amount becomes due and payable in full.
The Fifth Amendment eliminated advances under Tranches 2 and 3 and increased the advance available under Tranche 4 from $15.0 million to $25.0 million and extended the time for drawing the Tranche 4 Advance (as defined in the Loan and Security Agreement) from June 30, 2024 to December 15, 2024.
Amounts borrowed under the Fifth Amendment will bear an interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.65%, and (ii) 9.15% The Company will make interest only payments through December 1, 2024 and may be extended through December 1, 2025, in quarterly increments, subject to conditional borrowing base compliance. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through November 1, 2026.
The Company may prepay advances under the Fifth Amendment, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year from the effective date of the Fourth Amendment; (b) 2.0% of the prepayment amount in the second year from the effective date of the Fourth Amendment; and (c) 1.0% of the prepayment amount in the third year from the effective date of the Fourth Amendment. For the avoidance of doubt, no prepayment charge shall be applicable when repayments are required to maintain compliance with the conditional borrowing base limit as discussed below.
The Fifth Amendment amended the minimum cash covenant such that the Company must maintain unrestricted cash equal to at least 35% of the outstanding debt at all times. The minimum cash covenant shall be eliminated upon the Company's achievement of quarterly net product revenue of $45.0 million or trailing six months net product revenue of $85.0 million.
The Fifth Amendment removed the existing minimum revenue covenant and provided for a conditional borrowing base limit, beginning with the financial reporting for the period ending June 30, 2023, and tested monthly thereafter. The Fifth Amendment also provides that the Company’s debt outstanding shall not exceed certain thresholds of trailing three month net product revenue of COSELA.

The Company evaluated the Fifth Amendment under the guidance found in ASC 470-50 Modification and Extinguishment. The Company concluded that the Fifth Amendment was a modification; accordingly, no gain or loss was recorded. A new effective interest rate was established based on the carrying value of the debt and the revised cash flows. The remaining end of term charges will be accreted through interest expense through the maturity date using the updated effective interest rate. The borrowing capacity of the new arrangement is less than the old arrangement. As such, the existing unamortized deferred financing costs of the new arrangement were written off in proportion to the decrease in the borrowing capacity of the unfunded portion of the arrangement. The remaining unamortized deferred financing costs will be amortized to interest expense and deferred over the commitment term of the new arrangement.
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
As of June 30, 2023 the outstanding debt of $50.0 million does not exceed the required threshold of trailing three month revenue for the period ended June 30, 2023. Additionally, as of June 30, 2023 the Company maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.
The Company recognized $2.7 million and $5.8 million of interest expense related to the debt for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2022, respectively. Interest expense is reflected in other income (expense), net on the statement of operations.
As of June 30, 2023, the future principal payments due under the Loan Agreement, excluding interest, are as follows (in thousands):

Amount
2023	$—
2024	1,819
2025	23,469
2026	24,712
Total principal outstanding	50,000
End of term charge	1,508
Unamortized debt issuance costs	(572)
Total	$50,936
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
Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at June 30, 2023 and December 31, 2022 as follows:

	June 30, 2023	December 31, 2022
Common stock options outstanding	7,533,653	7,372,028
RSUs outstanding (1)	1,818,053	675,406
PSUs outstanding (1)	218,450	—
DSUs outstanding (1)	50,000	—
Options, RSUs, PSUs and DSUs available for grant under Equity Incentive Plans (1)	1,638,357	2,323,539
	11,258,513	10,370,973
(1) RSUs, PSUs, and DSUs are further defined in Note 9.
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
2023 Deferred Compensation Plan (a sub-plan to the 2017 Plan)
In May 2023, the Company adopted the G1 Therapeutics, Inc. Deferred Compensation Plan for Non-Employee Directors to enable non-employee directors of the Company (each a "Non-Employee Director") to elect to defer annually the receipt of shares that vest in accordance with the terms of RSUs granted under the 2017 Plan (the "Vested RSUs") for service as a Non-Employee Director (the "Deferred Compensation Plan"). The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Under the Deferred Compensation Plan, the Non-Employee Directors shall be entitled to file with the Compensation Committee of the Board prior to December 31 of each Plan Year (as defined therein) an election form so as to make an election under the Deferred Compensation Plan effective for the following Plan Year, pursuant to which a Non-Employee Director may elect to defer receipt of shares underlying Vested RSUs with respect to RSUs granted in the following Plan Year. The Deferred Compensation Plan is unfunded and unsecured.
As of June 30, 2023, there were a total of 838,693 shares of common stock available for future issuance under the 2017 Plan.
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
As of June 30, 2023, there was a total of 799,664 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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
The Company also incurs stock-based compensation expense related to RSUs, PSUs, and DSUs. The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of June 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$123	$52	$158	$103
Research and development	514	1,020	1,188	2,169
Selling, general and administrative	3,173	4,567	6,300	9,132
Total stock-based compensation expense	$3,810	$5,639	$7,646	$11,404
Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	86.2% - 88.4%	77.4% - 79.3%	81.4% - 88.4%	76.7% - 79.3%
Weighted-average risk free rate	3.6% - 3.9%	2.5% - 3.2%	3.4% - 3.9%	1.4% - 3.2%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.77	5.72	6.00	6.00

Stock Option Activity
The following table is a summary of stock option activity for the six months ended June 30, 2023:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2022	7,372,028	$16.15	6.9	$3,281
Granted	1,352,230	4.83
Cancelled	(1,187,597)	16.46
Exercised	(3,008)	0.30
Balance as of June 30, 2023	7,533,653	$14.08	6.8	$1,032
Exercisable at December 31, 2022	4,562,674	$17.85	5.8	$3,248
Vested at December 31, 2022 and expected to vest	7,372,028	$16.15	6.9	$3,281
Exercisable at June 30, 2023	4,969,779	$16.37	5.7	$1,032
Vested at June 30, 2023 and expected to vest	7,533,653	$14.08	6.8	$1,032
As of June 30, 2023, unrecognized compensation expense related to unvested stock options totaled $15.6 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
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
The following table is a summary of the RSU activity for the six months ended June 30, 2023:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	675,406	$12.31
Granted	1,608,650	3.77
Cancelled	(259,998)	7.61
Vested	(206,005)	12.56
Balance as of June 30, 2023	1,818,053	$5.39
As of June 30, 2023, there was $8.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

Performance Based Restricted Stock Units
The Company's performance based restricted stock units ("PSUs") are considered nonvested share awards and require no payment from the employee. For each PSU, employees receive one common share at the end of the vesting period, subject to non-market performance and service conditions. Compensation cost is recorded based on the market price of the Company's common stock on the grant date and is recognized over the requisite service if and when the achievement of such performance condition(s) is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of June 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and compensation expense related to PSUs was not recognized.
The following table is a summary of the PSU activity for the six months ended June 30, 2023:

	Number of PSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	—	$—
Granted	218,450	5.73
Cancelled	—	—
Vested	—	—
Balance as of June 30, 2023	218,450	$5.73
As of June 30, 2023, there was $1.3 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years.
Deferred Share Units
The Company's DSUs are considered nonvested share awards and require no payment from the holders. For each DSU, holders receive one common share on a future date, generally upon "Separation from Service" (within the meaning of Section 409A of the Code) as a Non-Employee Director of the Company for any reason. Upon settlement, holders will receive one fully paid and non-assessable common share in respect of each vested DSU. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.
The following table is a summary of the DSU activity for the six months ended June 30, 2023:

	Number of DSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	—	$—
Granted	50,000	2.83
Cancelled	—	—
Vested	—	—
Balance as of June 30, 2023	50,000	$2.83
As of June 30, 2023, there was $0.1 million of total unrecognized compensation cost related to the Company's DSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately one year.

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
The Company considers the future potential development milestone and sales-based royalties to be variable consideration. The development milestone is excluded from the transaction price because it determined the payment to be fully constrained under ASC 606 due to the inherent uncertainty in the achievement of such milestone due to factors outside of the Company’s control. As sales-based royalties are all related to the license of the intellectual property, the Company will recognize revenue in the period when subsequent sales are made pursuant to the sales-based royalty exception. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
There was no revenue recognized during the six months ended June 30, 2023.
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
There was no milestone revenue recognized during the six months ended June 30, 2023.
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

Under the license agreement, EQRx had agreed to pay the Company a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx would pay the Company tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. In September 2020, the Company transferred to EQRx the related technology and know-how that was necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory which resulted in the recognition of $20.0 million in revenue in accordance with ASC 606. EQRx agreed to be responsible for the development of the product in the EQRx Territory. The Company agreed to continue until completion, as the clinical trial sponsor, its two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse the Company for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. The Company agreed to invoice EQRx within 30 days following the end of the quarter, and EQRx agreed to pay within 30 days after its receipt of such invoice. On August 1, 2023, the Company received formal notice from EQRx of their intent to terminate, as part of their proposed acquisition by Revolution Medicines, Inc., the lerociclib license agreement and to revert the lerociclib product rights back to the Company. The Company is currently assessing next steps, but does not expect to receive any further milestone payments or future royalties from EQRx as a result of the termination.
During the six months ended June 30, 2023, the Company recognized revenue of $0.8 million for the reimbursement of patent and clinical trial costs. No development and commercial milestones, as defined by the license agreement, have been achieved through June 30, 2023.
Simcere License Agreement
On August 3, 2020, the Company entered into an exclusive license agreement with Simcere for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, the Company granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory. Since entering into the license agreement, the Company had received an upfront payment of $14.0 million and an additional $22.0 million for the achievement of development milestones through December 31, 2022.
On April 28, 2023, the Company amended the license agreement with Simcere, whereby the Company received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement were adjusted such that the Company will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, the Company continues to own all the global development and commercial rights to trilaciclib, excluding Greater China.
During the six months ended June 30, 2023, the Company recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.0 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.2 million in patent and clinical trial reimbursable costs.

11. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented below, except for the three months ended June 30, 2023, because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options issued and outstanding	7,696,646	7,760,860	7,888,449	7,748,660
Unvested RSUs	1,450,070	623,932	1,202,495	615,201
Unvested PSUs	218,450	—	214,829	—
Unvested DSUs	8,242	—	4,144	—
Total potential dilutive shares	9,373,408	8,384,792	9,309,917	8,363,861
Amounts in the table above reflect the common stock equivalents of the noted instruments.
12. Income Taxes
The Company’s effective income tax rate was 13.1% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and (7.4)% and 0.0% for the six months ended June 30, 2023 and 2022, respectively.
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
14. Restructuring Charges
On February 13, 2023, the Company made the decision to discontinue the PRESERVE 1 trial following the announcement of top-line results. In connection with the announcement, on February 22, 2023, the Company approved changes to the Company's organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company's workforce by approximately 30% across different areas and functions in the Company effective on March 1, 2023. Affected employees were offered separation benefits, including severance payments. The costs incurred in connection with the reduction in workforce of $1.4 million were fully paid as of June 30, 2023. There are no remaining liabilities as of June 30, 2023.
15. Subsequent Event
On August 1, 2023, the Company received formal notice from EQRx of their intent to terminate, as part of their proposed acquisition by Revolution Medicines, Inc., the lerociclib license agreement and to revert the lerociclib product rights back to the Company. The termination does not have any impact on the condensed financial statements for the period ended June 30, 2023. The Company is currently assessing next steps, but does not expect to receive any further milestone payments or future royalties from EQRx as a result of the termination.

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
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. FDA, COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy ("myeloprotection") and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China NMPA for marketing in mainland China.
Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest from transient CDK4/6 inhibition can protect bone marrow and reduce hematologic adverse events ("AEs") caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also may improve survival in combination with leading and emerging treatments through myeloprotection, protecting the immune system from damage caused by cytotoxic therapy, and/or through long-term immune surveillance by increasing T cell function and generation of certain memory T cells. We are exploring the use of trilaciclib in a variety of trials to optimize these potential benefits in combination with leading and emerging treatments for patients globally. Based on trilaciclib data generated to date and to optimize the opportunity ahead, we plan to focus primarily on two core development paths for trilaciclib: (1) in metastatic TNBC settings, where we have already shown a survival advantage in the trilaciclib arms in a Phase 2 trial, and (2) in ADC combinations including additional tumor types.
We use “COSELA” when referring to our FDA approved drug and “trilaciclib” when referring to our development of COSELA for additional indications.
COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive stage small cell lung cancer ("ES-SCLC").
Commercial Product
On February 12, 2021, COSELA was approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. COSELA became commercially available through our specialty distributor network on March 2, 2021.
COSELA is an injection for intravenous use given within four hours before chemotherapy.

In March 2021, COSELA was included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) became effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System ("HCPCS") code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. Our new technology add-on payment ("NTAP") for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group ("MS-DRG") payment amount also became effective for provider billing on October 1, 2021.
On August 3, 2020, we entered into an exclusive license agreement with Nanjing Simcere Dongyuan Pharmaceutical Co., Ltd (“Simcere”) for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau and Taiwan). On July 13, 2022, the NMPA conditionally approved COSELA (trilaciclib hydrochloride for injection) for marketing in mainland China. COSELA is indicated in mainland China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC. Since entering into the license agreement, through April 28, 2023, we received an upfront payment of $14.0 million and an additional $22.0 million for the achievement of development milestones.
On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that we will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, we continue to own all the global development and commercial rights to trilaciclib, excluding Greater China.
Product Pipeline
We are also exploring potential use of trilaciclib in certain cancers, including trials designed to inform the design of future additional pivotal studies and in treatment combinations including targeted chemotherapy medicines called ADCs. Based on trilaciclib data generated to date and to optimize the opportunity ahead, we plan to focus primarily on two core development paths for trilaciclib: (1) in metastatic TNBC settings, where a survival advantage has been observed in the trilaciclib arms of an ongoing Phase 2 trial, and (2) in ADC combinations including additional tumor types.
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

We are pursuing trilaciclib across key growth platforms. Trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. In addition, these multilineage myeloprotection benefits have been observed in the Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy in patients with unresectable locally advanced or metastatic triple-negative breast cancer ("TNBC"). Preliminary results presented at the European Society for Medical Oncology ("ESMO") Breast Cancer 2023 Annual Congress showed a clinically meaningful on-target effect of trilaciclib to reduce (>50%) the rates of multiple adverse events compared to the previously published sacituzumab govitecan-hziy single agent safety profile from the ASCENT trial, including myelosuppression (neutropenia, anemia) and diarrhea.
Trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) protecting the immune system from damage caused by cytotoxic therapy, and/or (2) enhancing long term immune surveillance via increased generation of certain memory T cells. This mechanism lends itself to longer term endpoints, such as OS. We are exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials, including the recently completed Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib's immune-based mechanism of action ("MOA"), results of which were recently presented at the 2023 American Society of Clinical Oncology (ASCO) Annual Meeting. These findings highlighted the potential for trilaciclib to enhance long term immune surveillance by increasing T cell function and generation of certain memory T cells and demonstrate gene expression profiles that may be associated with improved clinical outcome.
We currently have three ongoing clinical trials: a pivotal Phase 3 trial in 1L mTNBC (PRESERVE 2), a Phase 2 trial in combination with an ADC in 2L/3L mTNBC, and a Phase 2 trial in 1L bladder cancer with chemotherapy induction and a checkpoint inhibitor maintenance. These studies will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments and inform the design of future additional pivotal studies. We have also conducted significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
Prior studies including the Phase 2 TNBC trial have shown that the greatest effect of trilaciclib is on longer term endpoints like OS rather than earlier efficacy measures such as overall response rate ("ORR") and progression free survival ("PFS"). This is consistent with other immunotherapies like checkpoint inhibitors, which have the greatest effect at survival timepoints. Our data to date suggest that this could be due to trilaciclib enhancing long term immune surveillance by increased generation of certain memory T cells. Additionally, Programmed Cell Death-Ligand 1 ("PD-L1") status of the tumors is likely to affect how trilaciclib works across these different measures of efficacy, including how long it may take to see any potential benefit. For example, in our previous TNBC Phase 2 trial, patients with PD-L1(+) tumors, which have an immune inflamed tumor microenvironment, experienced a numerical improvement in earlier efficacy metrics including ORR and PFS. The Kaplan Meier curves for OS separated early and continued to improve over time, leading to a median OS of 32.7 months for patients receiving trilaciclib compared to 10.5 months for patients receiving chemotherapy alone, with a hazard ratio of 0.34. By comparison, patients with PD-L1(-) tumors, which have immune excluded or immune desert tumor microenvironments, did not experience a meaningful improvement in ORR or PFS. However, we did observe a median OS of 17.8 months for patients receiving trilaciclib compared to 13.9 months for patients receiving chemotherapy alone, with a hazard ratio of 0.48. The Kaplan Meier curves for OS did not separate until ~15 months, but this separation then continued to accelerate over time leading to a hazard ratio of 0.48. We expect that the OS results will be the most meaningful to evaluate trilaciclib in this and future studies.

PRESERVE 2 is an ongoing pivotal Phase 3 trial in 1L mTNBC. A meaningful anti-tumor efficacy benefit was observed in our previous Phase 2 mTNBC study in which trilaciclib led to a significant improvement in OS when administered in combination with gemcitabine/carboplatin chemotherapy ("GC") compared to chemotherapy alone; these are the foundational data for the Phase 3 PRESERVE 2 trial. An interim OS analysis is currently anticipated for PRESERVE 2 in the first quarter of 2024 to evaluate the effect of trilaciclib on OS in patients with TNBC when administered prior to treatment with GC. If the interim OS analysis achieves the threshold of statistical significance required for the interim assessment showing that trilaciclib has superior efficacy in OS, the trial will be unblinded, and the data will be reported. In addition, we will discuss the data with regulatory health authorities regarding filing for potential approval of this indication. If the interim OS analysis does not meet the interim stopping criteria, the trial will continue to the final analysis.

Recent Phase 2 Results
In May 2023, we provided additional results at the ESMO Breast Cancer 2023 Annual Congress from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab, including myelosuppression (neutropenia, anemia) and diarrhea, compared to the previously published sacituzumab single agent safety profile. These results highlight the potential for trilaciclib to meaningfully reduce adverse events related to use of sacituzumab. As expected, patients with PD-L1(+) tumors appear to respond earlier than patients with PD-L1(-) tumors. We expect to reach the OS endpoints in the first quarter of 2024.
In June 2023, we reported results at the 2023 ASCO Annual Meeting from our Phase 2, single arm mechanism of action study of trilaciclib administered as a single agent to patients with early-stage triple-negative breast cancer (TNBC) prior to receiving trilaciclib and neoadjuvant therapy. These results highlight the potential for trilaciclib to enhance long term immune surveillance by increasing T cell function and generation of certain memory T cells and demonstrate gene expression profiles that may be associated with improved clinical outcome. As expected, high rates of pathologic complete response ("pCR") were observed in patients with PD-L1(+) tumors and in patients with inflamed tumor immune microenvironments. These results help confirm the role of trilaciclib in increasing the pool of functional memory T cells that could contribute to long-term immune surveillance and efficacy, as measured by longer term endpoints like OS.
In August 2023, we provided an update on PRESERVE 3, the ongoing, randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor, avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”). As of the data cutoff on July 5, 2023, PFS is similar between patients receiving trilaciclib prior to gemcitabine/platinum + avelumab and patients receiving gemcitabine/platinum + avelumab alone (median PFS=6.0 months and 6.1 months, respectively; hazard ratio=1.07). Median PFS was also similar across arms in both PD-L1 subsets. Median duration of response ("DOR") favored participants that received trilaciclib (7.0 months) compared to those that did not (6.0 months); median DOR also favored the trilaciclib arms in both PD-L1 subsets. We expect that the OS results will be the most meaningful to evaluate trilaciclib in this setting; we expect to reach the OS endpoints in the first quarter of 2024.

Trilaciclib Development Pipeline

Candidate	Indication	Current Status	Initial Results	Additional Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic Triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment complete)	Interim OS analysis expected in 1Q 2024*		Primary: OS Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrollment complete)	Initial results announced in 4Q 2022	Additional results presented at ESMO Breast Cancer 2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Mechanism of action (MOA) trial in early-stage neoadjuvant TNBC	Phase 2 trial (trial complete)	Initial MOA data presented in 4Q 2022	Results presented at ASCO 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (enrollment complete)	Initial results announced in 1Q 2023	Results expected in 3Q2023; OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety and efficacy, others

PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; MOA=mechanism of action; ESMO = European Society for Medical Oncology; ASCO = American Society of Clinical Oncology
*Initial results expected in 1Q2024 from the ongoing Phase 3 1L mTNBC trial: Interim OS analysis; if the trial meets the interim analysis stopping rule, it will be unblinded and we will report the topline results. If it does not, the trial will continue to the final analysis.
Lerociclib
Lerociclib is a differentiated clinical-stage oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, we entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments. On August 1, 2023, we received formal notice from EQRx of their intent to terminate, as part of their proposed acquisition by Revolution Medicines, Inc., the lerociclib license agreement and to revert the lerociclib product rights back to us.
The Genor agreement provides sales-based royalties, and the opportunity for up to $40.0 million in potential milestone payments. Genor Biopharma Co. Inc. is responsible for all costs related to the development and commercialization of lerociclib in its territory.
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
Coronavirus (COVID-19) on Operations

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
Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $21.6 million and $31.3 million of net product sales from COSELA for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. We recorded $33.8 million and $20.0 million of license revenue for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.

As of June 30, 2023, we had cash and cash equivalents of $55.9 million and marketable securities of $48.3 million. Since inception we have incurred net losses. As of June 30, 2023, we had an accumulated deficit of $750.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. On February 22, 2023, in connection with the decision to discontinue the PRESERVE 1 trial following the announcement of top-line results on February 13, 2023, we approved a reduction in our workforce by approximately 30% across different areas and functions in the Company, effective March 1, 2023. Affected employees were offered separation benefits, including severance payments. The costs incurred in connection with the workforce reduction was $1.4 million, which was fully paid off as of June 30, 2023. See Note 14 for further discussion on this restructuring activity. As disclosed in the Liquidity and Capital Resources section, as of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
In addition, currently there is a conflict involving Russia and Ukraine, and this may impact our contract research organizations, clinical data management organizations, and clinical investigators’ ability to conduct future trials in Eastern European countries, which may increase our product development costs and materially harm our business.
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

We entered into an exclusive license agreement with Simcere in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Since then, through December 31, 2022, we recognized a total of $36.0 million in milestone revenue as defined by the license agreement. On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that we will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, we continue to own all the global development and commercial rights to trilaciclib, excluding Greater China. During the six months ended June 30, 2023, we recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.0 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.2 million in patent and clinical trial reimbursable costs. We did not receive any development milestones during the six months ended June 30, 2023.
We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. During the six months ended June 30, 2023, we recognized revenue of $0.8 million for the reimbursement of patent and clinical trial costs. We did not receive any development milestones during the six months ended June 30, 2023.
We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the six months ended June 30, 2023.
We entered into an exclusive license agreement with Incyclix Bio, LLC ("Incyclix"), formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, in May 2020. We granted Incyclix an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in Incyclix with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. We are entitled to receive an additional milestone payment and sales-based royalties, and have right of first negotiation to re-acquire these assets. We did not receive the development milestone payment during the six months ended June 30, 2023.
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
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax recognized for the three and six months ended June 30, 2023 related to the foreign withholding taxes incurred as a result of the milestone payment received from the Simcere license agreement during the quarter. We did not recognize any income tax expense for the three and six months ended June 30, 2022.

Results of operations
Comparison of the three months ended June 30, 2023 and June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022	$
	(in thousands)
Revenues
Product sales, net	$11,091	$8,718	$2,373
License revenue	31,301	1,855	29,446
Total revenues	42,392	10,573	31,819
Operating expenses
Cost of goods sold	1,404	976	428
Research and development	12,040	20,843	(8,803)
Selling, general and administrative	17,432	25,716	(8,284)
Total operating expenses	30,876	47,535	(16,659)
Loss from operations	11,516	(36,962)	48,478
Other income (expense)
Interest income	643	50	593
Interest expense	(2,710)	(2,407)	(303)
Other income (expense)	569	(127)	696
Total other income (expense), net	(1,498)	(2,484)	986
Income (loss) before income taxes	10,018	(39,446)	49,464
Income tax expense	1,308	—	1,308
Net income (loss)	$8,710	$(39,446)	$48,156
Product sales, net
Product sales, net was $11.1 million and $8.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.4 million, or 28%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.
License revenue
License revenue was $31.3 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. License revenue increased $29.4 million, or 1547%. License revenue recognized in the current period was primarily related to $30.0 million in revenue from the one-time payment for the relief of future royalty payments and $0.8 million in supply and manufacturing services and royalty revenue from Simcere. Additionally, in the current period we recognized $0.5 million in license revenue related to patent and clinical trial costs reimbursed by EQRx and Simcere.
Cost of goods sold
Cost of goods sold was $1.4 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.4 million, or 40%, was primarily due to an increase in units sold.
Research and development
Research and development expenses were $12.0 million for the three months ended June 30, 2023 as compared to $20.8 million for the three months ended June 30, 2022. The decrease of $8.8 million, or 42%, was primarily due to a decrease of $8.2 million in our clinical program costs, and a decrease of $0.6 million in personnel costs related to manufacturing active pharmaceutical ingredients and drug products to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Clinical Program Expenses—trilaciclib	$10,964	$18,054
Clinical Program Expenses—rintodestrant	87	581
Clinical Program Expenses—lerociclib	363	862
Chemical Manufacturing and Development	93	721
Discovery, Pre-Clinical and Other Expenses	533	625
Total Research and Development Expenses	$12,040	20,843
Selling, general and administrative
Selling, general and administrative expenses were $17.4 million for the three months ended June 30, 2023 as compared to $25.7 million for the three months ended June 30, 2022. The decrease of $8.3 million, or 32%, was due to decreases of $4.0 million in commercialization activities, $3.6 million in personnel costs, $0.5 million in medical affairs costs related to trilaciclib, and $0.2 million in IT costs.
Total other income (expense), net
Total other income (expense), net was $(1.5) million for the three months ended June 30, 2023 as compared to $(2.5) million for three months ended June 30, 2022. The change of $1.0 million, or 40%, was primarily driven by an increase of $0.6 million in interest income and an increase of $0.7 million in other income, offset by an increase of $0.3 million in interest expense on the loan payable due to higher interest rates.
Income tax expense
Income tax expense was $1.3 million for the three months ended June 30, 2023. There was no income tax expense recognized during the three months ended June 30, 2022. The increase was related to the foreign withholding taxes incurred as a result of the royalty buyback payment received from Simcere during the quarter.

Results of operations
Comparison of the six months ended June 30, 2023 and June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022	$
	(in thousands)
Revenues
Product sales, net	$21,583	$14,198	$7,385
License revenue	33,755	3,277	30,478
Total revenues	55,338	17,475	37,863
Operating expenses
Cost of goods sold	2,863	1,645	1,218
Research and development	27,520	47,148	(19,628)
Selling, general and administrative	39,185	52,425	(13,240)
Total operating expenses	69,568	101,218	(31,650)
Loss from operations	(14,230)	(83,743)	69,513
Other income (expense)
Interest income	1,359	59	1,300
Interest expense	(5,799)	(4,672)	(1,127)
Other income (expense)	1,093	(282)	1,375
Total other income (expense), net	(3,347)	(4,895)	1,548
Loss before income taxes	(17,577)	(88,638)	71,061
Income tax expense	1,308	—	1,308
Net loss	$(18,885)	$(88,638)	$69,753
Product sales, net
Product sales, net was $21.6 million and $14.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $7.4 million, or 52%, was primarily due to increased sales volume as we continued our commercialization efforts. We received FDA approval of COSELA on February 12, 2021 and the product has been commercially available since March 2, 2021.
License revenue
License revenue was $33.8 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. License revenue increased $30.5 million, or 924%. License revenue recognized in the current year was primarily related to $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.0 million in supply and manufacturing services, and $0.6 million in royalty revenue from Simcere. Additionally, we recognized $1.2 million in license revenue related to patent and clinical trial costs reimbursed by EQRx and Simcere.
Cost of goods sold
Cost of goods sold was $2.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $1.3 million, or 81%, was primarily due to an increase in units sold and an increase in overhead.
Research and development
Research and development expenses were $27.5 million for the six months ended June 30, 2023 as compared to $47.1 million for the six months ended June 30, 2022. The decrease of $19.6 million, or 42%, was primarily due to a decrease of $18.7 million in our clinical program costs, and a decrease of $0.9 million for manufacturing of active pharmaceutical ingredients and drug product to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Clinical Program Expenses—trilaciclib	$24,952	$41,705
Clinical Program Expenses—rintodestrant	7	1,206
Clinical Program Expenses—lerociclib	736	1,466
Chemical Manufacturing and Development	746	1,573
Discovery, Pre-Clinical and Other Expenses	1,079	1,198
Total Research and Development Expenses	$27,520	$47,148
Selling, general and administrative
Selling, general and administrative expenses were $39.2 million for the six months ended June 30, 2023 as compared to $52.4 million for the six months ended June 30, 2022. The decrease of $13.2 million, or 25%, was due to decreases of $7.0 million in commercialization activities, $4.6 million in personnel costs due to a reduction in force, $1.0 million in professional fees, $0.4 million in audit, IT, legal, office and other administrative expenses, and $0.2 million in medical affairs costs related to trilaciclib.
Total other income (expense), net
Total other income (expense), net was $(3.3) million for the six months ended June 30, 2023 as compared to $(4.9) million for six months ended June 30, 2022. The change of $1.6 million, or 33%, was primarily driven by an increase of $1.3 million in interest income and an increase of $1.4 million in other income, offset by an increase of $1.1 million in interest expense on the loan payable due to higher interest rates.
Income tax expense
Income tax expense was $1.3 million for the six months ended June 30, 2023. There was no income tax expense recognized during the six months ended June 30, 2022. The increase was related to the foreign withholding taxes incurred as a result of the royalty buyback payment received from Simcere during the current period.

Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $750.9 million and $732.0 million as of June 30, 2023 and December 31, 2022, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations. Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 7, we are required to remain in compliance with a minimum cash covenant and are subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which begins with the financial reporting for the period ending June 30, 2023. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. As of June 30, 2023, we are in compliance with the minimum cash covenant and the conditional borrowing base requirements. If we do not maintain unrestricted cash equal to at least 35% of the outstanding or do not comply with the conditional borrowing base requirements or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt, resulting in us immediately needing additional funds.
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
On November 1, 2022, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Hercules. The Fourth Amendment extended the time for drawing the Tranche 1D Advance (as defined in the Loan Agreement) of up to $25.0 million from December 31, 2022 to June 30, 2023. The Fourth Amendment continues to provide for a minimum revenue covenant, tested monthly, where we must achieve net product revenue of COSELA of at least 80% of the amounts projected in our forecast. The Fourth Amendment also amended the minimum cash covenant such that if the outstanding debt is less than or equal to $75.0 million, we must maintain unrestricted cash equal to at least 65% of the outstanding debt in addition to meeting the required revenue covenant. In addition, if the outstanding debt is greater than $75.0 million, we must maintain unrestricted cash equal to at least 70% of the outstanding debt while meeting the revenue covenant. If we achieve the specified net revenue of COSELA, the cash percentage will decrease to 45% of the outstanding debt. Testing of the minimum revenue covenant shall be waived at any time in which either (a) our market capitalization exceeds $750.0 million and we maintain unrestricted cash equal to at least 50% of the total amounts funded, or (b) we maintain unrestricted cash equal to at least 100% of the total amounts funded. The Fourth Amendment also re-set the prepayment premiums associated with any prepayment of the loans under the Loan Agreement.

On June 6, 2023, we entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Hercules, under which Hercules agreed to lend us up to $75.0 million, subject to specified conditions. In conjunction with the closing of the Fifth Amendment, we repaid $25.0 million of the outstanding debt such that the total loan amount outstanding upon closing of the Fifth Amendment is $50.0 million. The Fifth Amendment eliminated advances under Tranches 2 and 3 and increased the advance available under Tranche 4 from $15.0 million to $25.0 million and extended the time for drawing the Tranche 4 Advance (as defined in the Loan and Security Agreement) from June 30, 2024 to December 15, 2024. The Fifth Amendment adjusted the minimum cash covenant such that we must maintain unrestricted cash equal to at least 35% of the outstanding debt at all times. The Fifth Amendment removed the existing minimum revenue covenant and provided for a conditional borrowing base limit such that, beginning with the financial reporting for the period ending June 30, 2023, and tested monthly, our debt outstanding shall not exceed certain thresholds of trailing three months net product revenue of COSELA.
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2023, and as of the date of the issuance of these financial statements, we were not in default under the Loan Agreement as we remained in compliance with the minimum cash covenant, the conditional borrowing base requirements, and have not been notified of an event of default by the lender under the Loan Agreement.
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
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones during the six months ended June 30, 2023.
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
Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx agreed to pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. EQRx agreed to be responsible for the development of the product in the EQRx Territory. We agreed to continue until completion, as the clinical trial sponsor, our two primary clinical trials at EQRx’s sole cost and expense. EQRx agreed to reimburse us for all of its out-of-pocket costs incurred after the effective date of the license agreement in connection with these clinical trials. We agreed to invoice EQRx within 30 days following the end of each quarter, and EQRx agreed to pay within 30 days after its receipt of such invoice. On August 1, 2023, we received formal notice from EQRx of their intent to terminate, as part of their proposed acquisition by Revolution Medicines, Inc., the lerociclib license agreement and to revert the lerociclib product rights back to us. We are currently assessing next steps, but do not expect to receive any further milestone payments or future royalties from EQRx as a result of the termination.

During the six months ended June 30, 2023, we recognized revenue of $0.8 million for the reimbursement of patent and clinical trial costs. We did not recognize any revenue related to development milestones during the six months ended June 30, 2023.
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
Under the license agreement, Simcere made a non-refundable, upfront cash payment of $14.0 million in September 2020. In return, we furnished to Simcere the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize trilaciclib in the Simcere Territory. Simcere agreed to be responsible for all development and commercialization costs in its territory and may be able to participate in global clinical trials as agreed upon by the companies. In addition to the upfront payment, through December 31, 2022, we received $22.0 million in milestone payments.
On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that we will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, we continue to own all the global development and commercial rights to trilaciclib, excluding Greater China.
During the six months ended June 30, 2023, we recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.0 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.2 million in patent and clinical trial reimbursable costs.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	$
	(in thousands)
Net cash used in operating activities	$(14,968)	$(76,741)	$61,773
Net cash provided by/(used in) investing activities	3,256	(506)	3,762
Net cash (used in)/provided by financing activities	(26,968)	18	(26,986)
Net change in cash, cash equivalents, and restricted cash	$(38,680)	$(77,229)	$38,549
Net cash used in operating activities
During the six months ended June 30, 2023, net cash used in operating activities was $15.0 million, which consisted of a net loss of $18.9 million, accretion of discount on available for sale securities of $1.0 million, and a decrease in net operating assets and liabilities of $4.4 million, partially offset by non-cash stock compensation expense of $7.6 million, $0.3 million of depreciation expense, $0.8 million in amortization of debt issuance costs, and $0.6 million of non-cash interest expense.
During the six months ended June 30, 2022, net cash used in operating activities was $76.7 million which consisted primarily of a net loss of $88.6 million and a decrease in net operating assets and liabilities of $1.8 million, offset by non-cash stock compensation expense of $11.4 million, $0.3 million of depreciation expense, $1.1 million in amortization of debt issuance costs, $0.6 million of non-cash interest expense, $0.3 million in non-cash equity interest.

Net cash provided by/(used in) investing activities
During the six months ended June 30, 2023, net cash provided by investing activities was $3.3 million, due to marketable securities maturities of $68.5 million, offset by purchases of $65.2 million.
During the six months ended June 30, 2022, net cash used in investing activities was $0.5 million due to the purchase of manufacturing equipment placed in service during the quarter ended June 30, 2022.
Net cash (used in)/provided by financing activities
During the six months ended June 30, 2023, net cash used in financing activities was $27.0 million, which consisted of $26.7 million for repayment of debt and proportionate amount of the end of term fee, and $0.3 million in payment of public offering costs.
During the six months ended June 30, 2022, net cash provided by financing activities was $18.0 thousand, which consisted of proceeds from the exercise of stock options.
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
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our projected cash needs for at least the next 12 months from the date of issuance of the financial statements.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed in Note 2, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $55.9 million and marketable securities of $48.3 million as of June 30, 2023. Cash and cash equivalents consist of deposits in banks, including checking accounts and money market accounts. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.65%, and (ii) 9.15%. As of June 30, 2023, $50.0 million of principal was outstanding under the Loan Agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2022 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, as updated in our quarterly reports. Except as presented below, there have been no material changes in the risk factors set forth in Part II, Item 1A of our 2022 Form 10-K.
Any significant cost increases or shortages in the supply of chemotherapy products containing platinum/etoposide or topotecan could have an adverse impact on our customers’ abilities to order and administer COSELA, our lead product approved by the FDA to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC, and as a result, could impact the sales of COSELA.
As COSELA’s efficacy relies on its administration in conjunction with specific chemotherapy regimens containing platinum/etoposide or topotecan, any significant cost increases or shortages in the supply of these chemotherapy products could have an adverse impact on our customers’ abilities to order and administer COSELA, and as a result, could impact the sales of COSELA.
If the manufacturers encounter difficulties in the production of these chemotherapy products resulting from any events affecting supply chain disruptions or manufacturing capabilities, including the factors mentioned above, or if our customers encounter difficulties in obtaining an adequate supply of these necessary chemotherapy products due to significant price fluctuations or shortages, our customers may reduce orders of COSELA. Such disruptions could result in potential delays or disruptions in the treatment of ES-SCLC, impacting patient outcomes and treatment timelines.
As of the date of this report, the FDA has reported shortages in the supply of certain platinum-based chemotherapy products, including Cisplatin (since February 2023) and Carboplatin (since April 2023). We are actively monitoring any issues related to the availability of these chemotherapy products and their potential impact on the use of COSELA. However, there can be no assurance that we will be able to mitigate the impact of the drug shortages. Any significant disruption in the supply chain or demand for these chemotherapy products could adversely impact our sales of COSELA and therefore adversely affect our business, results of operations, and financial conditions.

Item 6. Exhibits

Exhibit Number	Description
10.1**+
Fifth Amendment to Loan and Security Agreement by and between G1 Therapeutics, Inc. and Hercules Capital, Inc., dated June 6, 2023, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2023 (File No. 001-38096), and incorporated herein by reference.

10.2*†	G1 Therapeutics, Inc. Deferred Compensation Plan for Non-Employee Directors

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 2, 2023	By:	/s/ John W. Umstead V
John W. Umstead V
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)