Form 10-Q
period 2023-09-30
G1 Therapeutics, Inc.
filed 2023-11-01
CIK 1560241

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023 the registrant had 51,843,669 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$52,623	$94,594
Restricted cash	63	63
Marketable securities	41,729	50,476
Accounts receivable and unbilled receivables, net	9,265	11,094
Inventories, net	13,491	16,179
Prepaid expenses and other current assets	8,932	7,094
Total current assets	126,103	179,500
Property and equipment, net	1,600	1,989
Restricted cash	187	250
Operating lease assets	5,180	5,962
Other assets	27	264
Total assets	$133,097	$187,965
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,335	$7,431
Accrued expenses	24,181	25,557
Deferred revenue	686	7
Other current liabilities	1,451	2,593
Total current liabilities	33,653	35,588
Loan payable	51,246	77,015
Deferred revenue	500	1,000
Operating lease liabilities	4,676	5,615
Total liabilities	90,075	119,218
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 51,836,544 and 51,526,100 shares issued as of September 30, 2023, and December 31, 2022, respectively; 51,809,878 and 51,499,434 shares outstanding as of September 30, 2023, and December 31, 2022, respectively	5	5
Treasury stock, 26,666 shares as of September 30, 2023, and December 31, 2022	(8)	(8)
Additional paid-in capital	812,132	800,768
Accumulated deficit	(769,107)	(732,018)
Total stockholders’ equity	43,022	68,747
Total liabilities and stockholders' equity	$133,097	$187,965
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales, net	$10,839	$8,269	$32,422	$22,467
License revenue	1,461	15,307	35,216	18,584
Total revenues	12,300	23,576	67,638	41,051
Operating expenses
Cost of goods sold	3,076	1,111	5,939	2,756
Research and development	8,811	19,581	36,331	66,729
Selling, general and administrative	16,781	24,432	55,966	76,857
Total operating expenses	28,668	45,124	98,236	146,342
Loss from operations	(16,368)	(21,548)	(30,598)	(105,291)
Other income (expense)
Interest income	585	211	1,944	270
Interest expense	(2,115)	(2,764)	(7,914)	(7,436)
Other income (expense)	599	48	1,692	(234)
Total other income (expense), net	(931)	(2,505)	(4,278)	(7,400)
Loss before income taxes	(17,299)	(24,053)	(34,876)	(112,691)
Income tax expense	905	1,219	2,213	1,219
Net loss	$(18,204)	$(25,272)	$(37,089)	$(113,910)
Net loss per share, basic and diluted	$(0.35)	$(0.59)	$(0.72)	$(2.67)
Weighted average common shares outstanding, basic and diluted	51,777,731	42,799,342	51,697,989	42,731,826
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity (unaudited)
(in thousands, except share and per share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
Public offering	—	—	—	—	(1)	—	(1)
Exercise of common stock options	3,008	—	—	—	1	—	1
Restricted stock units vested	156,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,836	—	3,836
Net loss during quarter	—	—	—	—	—	(27,595)	(27,595)
Balance at March 31, 2023	51,685,963	$5	(26,666)	$(8)	$804,604	$(759,613)	$44,988
Public Offering	—	—	—	—	40	—	40
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	49,150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,810	—	3,810
Net income during quarter	—	—	—	—	—	8,710	8,710
Balance at June 30, 2023	51,735,113	$5	(26,666)	$(8)	$808,454	$(750,903)	$57,548
Public Offering	—	—	—	—	—	—	—
Exercise of common stock options	60,000	—	—	—	23	—	23
Restricted stock units vested	41,431	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,655	—	3,655
Net loss during quarter	—	—	—	—	—	(18,204)	(18,204)
Balance at September 30, 2023	51,836,544	$5	(26,666)	$(8)	$812,132	$(769,107)	$43,022

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	42,588,814	$4	(26,666)	$(8)	$728,004	$(584,459)	$143,541
Exercise of common stock options	27,333	—	—	—	18	—	18
Restricted stock units vested	116,051	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,765	—	5,765
Net loss during quarter	—	—	—	—	—	(49,192)	(49,192)
Balance at March 31, 2022	42,732,198	$4	(26,666)	$(8)	$733,787	$(633,651)	$100,132
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	21,945	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,639	—	5,639
Net loss during quarter	—	—	—	—	—	(39,446)	(39,446)
Balance at June 30, 2022	42,754,143	$4	(26,666)	$(8)	$739,426	$(673,097)	$66,325
Exercise of common stock options	150,275	—	—	—	127	—	127
Restricted stock units vested	19,329	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,785	—	4,785
Net loss during quarter	—	—	—	—	—	(25,272)	(25,272)
Balance at September 30, 2022	42,923,747	4	(26,666)	(8)	744,338	(698,369)	45,965

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(37,089)	$(113,910)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,301	16,189
Accretion of discount on available for sale securities	(1,710)	(83)
Depreciation and amortization	389	393
Amortization of debt issuance costs	1,157	1,690
Non-cash interest expense	590	726
Non-cash equity interest, net	—	354
Change in operating assets and liabilities
Accounts receivable	1,829	(4,833)
Inventories	2,688	(10,479)
Prepaid expenses and other assets	(35)	5,730
Accounts payable	(1,050)	3,819
Accrued expenses and other liabilities	(3,794)	2,438
Deferred revenue	179	(22)
Net cash used in operating activities	(25,545)	(97,988)
Cash flows from investing activities
Purchases of marketable securities	(77,543)	(29,661)
Maturities of marketable securities	88,000	—
Purchases of property and equipment	—	(506)
Net cash provided by/(used in) investing activities	10,457	(30,167)
Cash flows from financing activities
Proceeds from stock options exercised	24	145
Repayment of debt	(26,689)	—
Payment of public offering costs	(281)	—
Net cash (used in)/provided by financing activities	(26,946)	145
Net change in cash, cash equivalents and restricted cash	(42,034)	(128,010)
Cash, cash equivalents and restricted cash
Beginning of period	94,907	221,561
End of period	$52,873	$93,551
Supplemental disclosure of cash flow information
Cash paid for interest	$7,019	$5,610
Non-cash operating, investing and financing activities
Upfront project costs and other current assets in accounts payable and accrued expenses	$1,021	$1,726
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to Financial Statements
(unaudited)
1. Description of Business
G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company's first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) in patients with extensive-stage small cell lung cancer (“ES-SCLC”), and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China National Medical Products Administration (NMPA) for marketing in mainland China. The Company is also exploring the potential use of trilaciclib in certain cancers, focused in the core areas of metastatic triple negative breast cancer (“mTNBC”) and treatment combinations with targeted chemotherapy medicines called antibody-drug conjugates (“ADCs”) including other indications.
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
The information presented in the condensed financial statements and related notes as of September 30, 2023, and for the three and nine months ended September 30, 2023, and 2022, is unaudited. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “2022 Form 10-K”). The December 31, 2022 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.
The Company has experienced net losses since its inception and has an accumulated deficit of $769.1 million and $732.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Management has evaluated actions already taken, the significance of anticipated continued losses, future cash flow projections, and the ability of the Company to remain in compliance with the financial covenants and requirements as defined within the Loan Agreement (as defined below). Based on the foregoing, as of the date of issuance of these condensed financial statements, the Company expects that its cash and cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund the Company’s planned operations and remain in compliance with its objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations. The Company’s condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

In connection with the Loan Payable described in Note 7, the Company is required to be in compliance with a minimum cash covenant and is subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which began with the financial reporting for the period ended June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of September 30, 2023, the Company is in compliance with the minimum cash covenant and the conditional borrowing base requirements as set forth in the Loan Agreement.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2023 consist of amounts on deposit in banks, including checking accounts and money market accounts. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by money market funds at the financial institution. Therefore, these funds are classified as restricted cash on the balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of September 30, 2023, restricted cash totaled $0.3 million.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at September 30, 2023 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of September 30, 2023 the unrealized gains and losses are not considered to be material.
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
In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of September 30, 2023, unbilled accounts receivable totaled $0.2 million.

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
Inventory valuation is established based on a number of factors including, but not limited to, finished goods not meeting product specifications, product excess and obsolescence, or application of the lower of cost or net realizable value concepts. The determination of events requiring the establishment of inventory valuation, together with the calculation of the amount of such adjustments may require judgment. The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of sales in the period in which they are incurred. Inventories presented in the condensed balance sheets are net of reserves for excess and obsolete inventory, which were $1.9 million as of September 30, 2023.
Debt
The Company classifies its loan payable in current or long-term liabilities based on the timing of scheduled principal payments. The loan and security agreement with Hercules Capital, Inc. (as amended, the “Loan Agreement”) contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments.
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
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). During the nine months ended September 30, 2023, the Company recognized $0.6 million in revenue related to sales-based royalties.
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
Product sales are recorded at the net selling price, which includes estimates of variable consideration for which reserves are established for (a) rebates and chargebacks, (b) co-pay assistance programs, (c) distribution fees, (d) product returns, and (e) other discounts. Where appropriate, these estimates take into consideration a range of possible outcomes for relevant factors such as current contractual and statutory requirements, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the applicable contract. The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company's estimates. If actual results in the future vary from estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.
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

Cost of Goods Sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of COSELA, including third-party manufacturing costs, packaging services, freight-in, third-party logistics costs associated with COSELA, and Company personnel costs. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges, including reserves for excess and obsolete inventory.
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
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of September 30, 2023 and December 31, 2022, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying statements of operations. As of September 30, 2023 and December 31, 2022, the Company had no such accruals.
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

The Company also incurs stock-based compensation expense related to restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”), and deferred share units (“DSUs”). The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of September 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At September 30, 2023 and December 31, 2022, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at September 30, 2023
Assets:
Money market funds	$52,314	$—	$—	$52,314
Marketable securities:
U.S. Treasury Bills	41,729	—	—	41,729
Total assets at fair value	$94,043	$—	$—	$94,043

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2022
Assets:
Money market funds	$84,167	$—	$—	$84,167
Marketable securities:
U.S. Treasury Bills	50,476	—	—	50,476
Total assets at fair value	$134,643	$—	$—	$134,643
During the three and nine months ended September 30, 2023, and the year ended December 31, 2022, there were no changes in valuation methodology.
The Loan Payable (discussed in Note 7) has a variable interest rate and is carried at amortized cost, which approximates its fair value that is determined using Level 3 inputs. As of September 30, 2023, the carrying value was $51.2 million.
4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,891	$2,790
Work in process	9,541	10,153
Finished goods	1,059	3,236
Inventories, net	$13,491	$16,179
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life. Inventory balances above are presented net of inventory reserves totaling $1.9 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively.
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment	$327	$327
Laboratory equipment	334	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	506
Accumulated depreciation	(2,215)	(1,826)
Property and equipment, net	$1,600	$1,989
Depreciation expenses relating to property and equipment were $127 thousand and $389 thousand for the three and nine months ended September 30, 2023, respectively, and $139 thousand and $393 thousand for the three and nine months ended September 30, 2022, respectively.

6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research	$110	$268
Accrued professional fees and other	5,692	4,304
Accrued external clinical study costs	14,702	15,566
Accrued compensation expense	3,677	5,419
Accrued expenses	$24,181	$25,557
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
The Fifth Amendment removed the existing minimum revenue covenant and provided for a conditional borrowing base limit, beginning with the financial reporting for the period ended June 30, 2023, and tested monthly thereafter. The Fifth Amendment also provides that the Company’s debt outstanding shall not exceed certain thresholds of trailing three month net product revenue of COSELA.

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
As of September 30, 2023, the outstanding debt of $50.0 million does not exceed the required threshold of trailing three month revenue for the period ended September 30, 2023. Additionally, as of September 30, 2023 the Company maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.
The Company recognized $2.1 million and $7.9 million of interest expense related to the debt for the three and nine months ended September 30, 2023, respectively, and $2.8 million and $7.4 million for the three and nine months ended September 30, 2022, respectively. Interest expense is reflected in other income (expense), net on the statement of operations.
As of September 30, 2023, the future principal payments due under the Loan Agreement, excluding interest, are as follows (in thousands):

Amount
2023	$—
2024	1,819
2025	23,469
2026	24,712
Total principal outstanding	50,000
End of term charge	1,759
Unamortized debt issuance costs	(513)
Total	$51,246
8. Stockholders’ Equity
Common stock
The Company is authorized to issue 120,000,000 shares of common stock. Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.
On July 2, 2021, the Company filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (the “SEC”), which became effective upon filing, pursuant to which the Company registered for sale an unlimited amount of any combination of its common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, so long as the Company continued to satisfy the requirements of a “well-known seasoned issuer” under SEC rules (the “2021 Form S-3”). The 2021 Form S-3 also included a prospectus covering up to an aggregate of $150.0 million in shares of common stock that the Company may issue and sell from time to time through Cowen and Company, LLC (“Cowen”), acting as its agent, pursuant to a sales agreement for “at the market offerings” the Company entered into with Cowen in July 2021 (the “2021 Sales Agreement”). The Company did not sell any shares of common stock under the 2021 Sales Agreement.

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
Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of September 30, 2023, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance as follows:

	September 30, 2023	December 31, 2022
Common stock options outstanding	7,073,702	7,372,028
RSUs outstanding (1)	1,704,067	675,406
PSUs outstanding (1)	218,450	—
DSUs outstanding (1)	50,000	—
Options, RSUs, PSUs and DSUs available for grant under Equity Incentive Plans (1)	2,110,863	2,323,539
	11,157,082	10,370,973
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
2023 Deferred Compensation Plan (a sub-plan to the 2017 Plan)
In May 2023, the Company adopted the G1 Therapeutics, Inc. Deferred Compensation Plan for Non-Employee Directors to enable non-employee directors of the Company (each a “Non-Employee Director”) to elect to defer annually the receipt of shares that vest in accordance with the terms of RSUs granted under the 2017 Plan (the “Vested RSUs”) for service as a Non-Employee Director (the “Deferred Compensation Plan”). The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. Under the Deferred Compensation Plan, the Non-Employee Directors shall be entitled to file with the Compensation Committee of the Board prior to December 31 of each Plan Year (as defined therein) an election form so as to make an election under the Deferred Compensation Plan effective for the following Plan Year, pursuant to which a Non-Employee Director may elect to defer receipt of shares underlying Vested RSUs with respect to RSUs granted in the following Plan Year. The Deferred Compensation Plan is unfunded and unsecured.
As of September 30, 2023, there were a total of 1,278,194 shares of common stock available for future issuance under the 2017 Plan.
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
As of September 30, 2023, there was a total of 832,669 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.

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
The Company also incurs stock-based compensation expense related to RSUs, PSUs, and DSUs. The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of September 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$45	$52	$203	$155
Research and development	516	980	1,704	3,149
Selling, general and administrative	3,094	3,753	9,394	12,885
Total stock-based compensation expense	$3,655	$4,785	$11,301	$16,189
Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	86.0% - 86.2%	79.1% - 80.1%	81.4% - 88.4%	76.7% - 80.1%
Weighted-average risk free rate	4.1% - 4.2%	2.6% - 3.3%	3.4% - 4.2%	1.4% - 3.3%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	6.06	5.91	6.00	6.00

Stock Option Activity
The following table is a summary of stock option activity for the nine months ended September 30, 2023:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2022	7,372,028	$16.15	6.9	$3,281
Granted	1,364,630	4.80
Cancelled	(1,599,948)	19.15
Exercised	(63,008)	0.38
Balance as of September 30, 2023	7,073,702	$13.43	6.6	$470
Exercisable at December 31, 2022	4,562,674	$17.85	5.8	$3,248
Vested at December 31, 2022 and expected to vest	7,372,028	$16.15	6.9	$3,281
Exercisable at September 30, 2023	4,818,167	$15.55	5.6	$470
Vested at September 30, 2023 and expected to vest	7,073,702	$13.43	6.6	$470
As of September 30, 2023, unrecognized compensation expense related to unvested stock options totaled $12.5 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The following table is a summary of the RSU activity for the nine months ended September 30, 2023:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	675,406	$12.31
Granted	1,614,750	3.76
Cancelled	(338,653)	6.97
Vested	(247,436)	12.56
Balance as of September 30, 2023	1,704,067	$5.23
As of September 30, 2023, there was $6.7 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

Performance Based Restricted Stock Units
The Company's performance based restricted stock units (“PSUs”) are considered nonvested share awards and require no payment from the employee. For each PSU, employees receive one common share at the end of the vesting period, subject to non-market performance and service conditions. Compensation cost is recorded based on the market price of the Company's common stock on the grant date and is recognized over the requisite service if and when the achievement of such performance condition(s) is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of September 30, 2023, the Company did not deem the achievement of any performance condition(s) to be probable and compensation expense related to PSUs was not recognized.
The following table is a summary of the PSU activity for the nine months ended September 30, 2023:

	Number of PSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	—	$—
Granted	218,450	5.73
Cancelled	—	—
Vested	—	—
Balance as of September 30, 2023	218,450	$5.73
As of September 30, 2023, there was $1.3 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.
Deferred Share Units
The Company's DSUs are considered nonvested share awards and require no payment from the holders. For each DSU, holders receive one common share on a future date, generally upon “Separation from Service” (within the meaning of Section 409A of the Code) as a Non-Employee Director of the Company for any reason. Upon settlement, holders will receive one fully paid and non-assessable common share in respect of each vested DSU. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.
The following table is a summary of the DSU activity for the nine months ended September 30, 2023:

	Number of DSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2022	—	$—
Granted	50,000	2.83
Cancelled	—	—
Vested	—	—
Balance as of September 30, 2023	50,000	$2.83
As of September 30, 2023, there was $0.1 million of total unrecognized compensation cost related to the Company's DSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 0.7 years.

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
There was no revenue recognized during the nine months ended September 30, 2023.
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
There was no milestone revenue recognized during the nine months ended September 30, 2023.
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

Under the license agreement, EQRx agreed to pay the Company a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx would pay the Company tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. In September 2020, the Company transferred to EQRx the related technology and know-how that was necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory which resulted in the recognition of $20.0 million in revenue in accordance with ASC 606. EQRx was responsible for the development of the product in the EQRx Territory. The Company agreed to continue until completion, as the clinical trial sponsor, its two primary clinical trials and EQRx agreed to reimburse the Company for all related out-of-pocket costs incurred after the effective date of the license agreement.
On August 1, 2023, the Company received from EQRx formal notice of termination of the lerociclib license agreement in connection with the acquisition of EQRx by Revolution Medicines, Inc. The notice stated the intention to revert the lerociclib product rights back to the Company. Under the terms of the license agreement, EQRx is responsible for winding down its development activities. On September 13, 2023, the parties entered into a letter agreement whereby EQRx would pay the Company $1.6 million to reimburse anticipated wind down costs. The payment was received during the quarter ended September 30, 2023. No milestones were achieved through September 30, 2023, and as a result of the termination, the Company will not receive any further milestone payments or future royalties from EQRx.
During the nine months ended September 30, 2023, the Company recognized revenue of $1.3 million for the reimbursement of patent and clinical trial costs. Of the $1.6 million payment received during the current quarter, $0.6 million is held as short-term deferred revenue on the condensed balance sheet as of September 30, 2023, and will be recognized as revenue when clinical trial costs associated with the wind down are incurred.
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
During the nine months ended September 30, 2023, the Company recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.7 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.5 million in patent and clinical trial reimbursable costs.

11. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three and nine months ended September 30, 2023 and 2022, the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options issued and outstanding	7,287,279	7,800,293	7,685,855	7,766,062
Unvested RSUs	1,769,793	649,883	1,393,671	626,889
Unvested PSUs	218,450	—	216,049	—
Unvested DSUs	50,000	—	19,597	—
Total potential dilutive shares	9,325,522	8,450,176	9,315,172	8,392,951
Amounts in the table above reflect the common stock equivalents of the noted instruments.
12. Income Taxes
The Company’s effective income tax rate was (5.2)% and (5.1)% for the three months ended September 30, 2023 and 2022, respectively, and (6.3)% and (1.1)% for the nine months ended September 30, 2023 and 2022, respectively.
13. Related Party Transactions
On September 19, 2023, Mark A. Velleca, M.D., Ph.D., notified the Company of his decision to resign from the Company's Board of Directors, effective as of September 30, 2023. Dr. Velleca was a member of the Board since May 2014. Dr. Velleca’s decision to resign was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Dr. Velleca will continue to serve as a senior advisor to the Company pursuant to the terms of a Senior Advisor Agreement dated September 29, 2020 (the “Agreement”), as amended by that certain First Amendment to Senior Advisor Agreement, dated as of September 20, 2023 (the “Amendment”). Pursuant to the terms of the Agreement, Dr. Velleca was paid in equal quarterly installments, for his services, of which one final installment of $50,000 has not been paid as of September 30, 2023.

Pursuant to the Amendment, the term of the Agreement has been extended from December 31, 2023 to December 31, 2024. Dr. Velleca will not receive any cash or equity compensation for his services during the period from January 1, 2024 through December 31, 2024 (the “Extended Term”), however any stock options held by Dr. Velleca will continue to vest in accordance with their terms during the Extended Term.
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
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.

Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. Our first product approved by the U.S. FDA, COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (“myeloprotection”) and is the first innovation in managing myeloprotection in decades. In July 2022, COSELA (trilaciclib hydrochloride for injection) was conditionally approved by the China NMPA for marketing in mainland China.
Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest from transient CDK4/6 inhibition can protect bone marrow and reduce hematologic adverse events (“AEs”) caused by cytotoxic therapy and may increase the ability to receive longer treatment durations. Transient CDK4/6 inhibition also may improve survival in combination with leading and emerging treatments through myeloprotection, protecting the bone marrow and the immune system from damage caused by cytotoxic therapy, and/or through long-term immune surveillance by increasing T cell function and generation of certain memory T cells. We are exploring the use of trilaciclib in a variety of trials to optimize these potential benefits in combination with leading and emerging treatments for patients globally. Based on trilaciclib data generated to date and to optimize the opportunity ahead, we plan to focus primarily on two core development paths for trilaciclib: (1) in metastatic triple negative breast cancer ("mTNBC") settings, where we have already shown a survival advantage in the trilaciclib arms in a Phase 2 trial, and (2) in ADC combinations including additional tumor types.
We use “COSELA” when referring to our FDA approved drug and “trilaciclib” when referring to our development of COSELA for additional indications.
COSELA is a prescription medicine used to help reduce the occurrence of low blood cell counts caused by damage to bone marrow from chemotherapy. COSELA is used to treat adults taking certain chemotherapies (platinum/etoposide or topotecan) for extensive stage small cell lung cancer (“ES-SCLC”).
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
In March 2021, COSELA was included in two updated National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology (NCCN Guidelines®): The Treatment Guidelines for Small Cell Lung Cancer and the Supportive Care Guidelines for Hematopoietic Growth Factors. These guidelines document evidence-based, consensus-driven management to ensure that all patients receive preventive, diagnostic, treatment, and supportive services that are most likely to lead to optimal outcomes. On October 1, 2021, the permanent J-code for COSELA that was issued in July 2021 by the Centers for Medicare & Medicaid Services (CMS) became effective for provider billing for all sites of care. All hospital outpatient departments, ambulatory surgery centers and physician offices in the United States have one consistent Healthcare Common Procedure Coding System (“HCPCS”) code to standardize the submission and payment of COSELA insurance claims across Medicare, Medicare Advantage, Medicaid and commercial plans. Our new technology add-on payment (“NTAP”) for COSELA which provides additional payment to inpatient hospitals above the standard Medicare Severity Diagnosis-Related Group (“MS-DRG”) payment amount also became effective for provider billing on October 1, 2021. On October 11, 2023, COSELA was recommended as a myeloid supportive agent in the updated American Society of Clinical Oncology (“ASCO”) SCLC guidelines for patients with untreated or previously treated ES-SCLC who are undergoing treatment with chemotherapy or chemoimmunotherapy. These guidelines provide evidence-based recommendations to practicing clinicians on the management of patients with SCLC.

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
As a condition of marketing approval in ES-SCLC, we are required to conduct a post marketing trial of trilaciclib in combination with chemotherapy in patients with ES-SCLC to evaluate survival outcomes. To meet this requirement, a trial of trilaciclib or placebo in combination with topotecan in patients with ES-SCLC has been initiated and the first patient was enrolled in October 2023.
Product Pipeline
We are also exploring potential use of trilaciclib in certain cancers, focused in the core areas of mTNBC and treatment combinations including targeted chemotherapy medicines called ADCs. Based on trilaciclib data generated to date and to optimize the opportunity ahead, we plan to focus primarily on two core development paths for trilaciclib: (1) in mTNBC settings, where a survival advantage has been observed in the trilaciclib arms of an ongoing Phase 2 trial, and (2) in ADC combinations including additional tumor types.
Trilaciclib is a first-in-class therapy designed to help protect against chemotherapy-induced myelosuppression. Trilaciclib, a novel transient IV CDK4/6 inhibitor has unique attributes including rapid onset from IV administration, potent and selective CDK4 and CDK6 inhibition and a short half-life. Controlled administration and clean G1-phase arrest reduce hematologic AEs caused by cytotoxic therapy and may increase patients’ abilities to receive longer treatment durations. Transient CDK4/6 inhibition also modulates multiple immune functions (“immunomodulation”) while allowing beneficial T cell proliferation which may improve patients’ anti-tumor immune responses.
Trilaciclib transiently blocks progression through the cell cycle. This provides benefits which manifest depending on the tumor type and therapeutic backbone, including: (1) proactive multi-lineage myeloprotection to protect the bone marrow from cytotoxic damage, and (2) potentially improved survival in combination with leading and emerging treatments.
We are pursuing trilaciclib across key growth platforms. Trilaciclib provides proactive multi-lineage myeloprotection by transiently arresting hematopoietic stem and progenitor cells (“HSPCs”), helping to protect them from damage caused by cytotoxic therapy thereby minimizing cytopenias across neutrophils, erythrocytes, and platelets. These proactive multi-lineage myeloprotection benefits were seen in our three double-blind, placebo-controlled clinical trials in ES-SCLC, where highly myelosuppressive chemotherapy regimens are administered multiple days in a row. In addition, these multilineage myeloprotection benefits have been observed in the Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy in patients with unresectable locally advanced or metastatic TNBC. Preliminary results presented at the European Society for Medical Oncology (“ESMO”) Breast Cancer 2023 Annual Congress showed a clinically meaningful on-target effect of trilaciclib to reduce (>50%) the rates of multiple adverse events compared to the previously published sacituzumab govitecan-hziy single agent safety profile from the ASCENT trial, including myelosuppression (neutropenia, anemia) and diarrhea.

Trilaciclib has the potential to improve survival in combination with leading and emerging treatments, as a result of (1) protecting the bone marrow and immune system from damage caused by cytotoxic therapy, and/or (2) enhancing long term immune surveillance via increased generation of certain memory T cells. This mechanism lends itself to longer term endpoints, such as OS. We are exploring this potential survival benefit in a variety of ongoing Phase 2 and Phase 3 clinical trials, including the recently completed Phase 2 trial in neoadjuvant TNBC designed to validate trilaciclib's immune-based mechanism of action (“MOA”), results of which were recently presented at the 2023 ASCO Annual Meeting. These findings highlighted the potential for trilaciclib to enhance long term immune surveillance by increasing T cell function and generation of certain memory T cells and demonstrate gene expression profiles that may be associated with improved clinical outcome.
We currently have two ongoing clinical trials: a pivotal Phase 3 trial in 1L mTNBC (PRESERVE 2) and a Phase 2 trial in combination with an ADC in 2L/3L mTNBC. These studies will evaluate trilaciclib’s benefits of proactive multi-lineage myeloprotection and survival in combination with leading and emerging treatments and inform the design of future additional pivotal studies. We have also conducted significant preclinical work to assess the additive/synergistic potential of trilaciclib with a variety of novel and emerging therapeutic agents to identify synergies to evaluate in future clinical trials. Our overall development approach includes monitoring and anticipating the evolving future standards of care across tumor types in order to design or support studies that generate important data for trilaciclib across relevant future treatment settings and maximize future usage.
Prior studies including the Phase 2 mTNBC trial have shown that the greatest effect of trilaciclib is on longer term endpoints like OS rather than earlier efficacy measures such as overall response rate (“ORR”) and progression free survival (“PFS”). This is consistent with other immunotherapies like checkpoint inhibitors, which have the greatest effect at survival timepoints. Our data to date suggest that this could be due to trilaciclib enhancing long term immune surveillance by increased generation of certain memory T cells. Additionally, Programmed Cell Death-Ligand 1 (“PD-L1”) status of the tumors is likely to affect how trilaciclib works across these different measures of efficacy, including how long it may take to see any potential benefit. For example, in our previous mTNBC Phase 2 trial, patients with PD-L1(+) tumors, which have an immune inflamed tumor microenvironment, experienced a numerical improvement in earlier efficacy metrics including ORR and PFS. The Kaplan Meier curves for OS separated early and continued to improve over time, leading to a median OS of 32.7 months for patients receiving trilaciclib compared to 10.5 months for patients receiving chemotherapy alone, with a hazard ratio of 0.34. By comparison, patients with PD-L1(-) tumors, which have immune excluded or immune desert tumor microenvironments, did not experience a meaningful improvement in ORR or PFS. However, we did observe a median OS of 17.8 months for patients receiving trilaciclib compared to 13.9 months for patients receiving chemotherapy alone, with a hazard ratio of 0.48. The Kaplan Meier curves for OS did not separate until ~15 months, but this separation then continued to accelerate over time leading to a hazard ratio of 0.48. We expect that the OS results will be the most meaningful to evaluate trilaciclib in this and future studies.

PRESERVE 2 is an ongoing pivotal Phase 3 trial in 1L mTNBC. A meaningful anti-tumor efficacy benefit was observed in our previous Phase 2 mTNBC study in which trilaciclib led to a significant improvement in OS when administered in combination with gemcitabine/carboplatin chemotherapy (“GC”) compared to chemotherapy alone; these are the foundational data for the Phase 3 PRESERVE 2 trial. An interim OS analysis is currently anticipated for the Phase 3 trial in the first quarter of 2024 to evaluate the effect of trilaciclib on OS in patients with TNBC when administered prior to treatment with GC. If the interim OS analysis achieves the threshold of statistical significance required for the interim assessment showing that trilaciclib has superior efficacy in OS, the trial will be unblinded, and the data will be reported. In addition, we will discuss the data with regulatory health authorities regarding filing for potential approval of this indication. If the interim OS analysis does not meet the interim stopping criteria, the trial will continue to the final analysis.
Recent Phase 2 Results
In May 2023, we provided additional results at the ESMO Breast Cancer 2023 Annual Congress from our ongoing Phase 2 trial of trilaciclib in combination with the ADC, sacituzumab govitecan-hziy. Initial data demonstrate the potential for an on-target effect of trilaciclib to reduce (>50%) the rates of adverse events associated with sacituzumab, including myelosuppression (neutropenia, anemia) and diarrhea, compared to the previously published sacituzumab single agent safety profile. These results highlight the potential for trilaciclib to meaningfully reduce adverse events related to use of sacituzumab. As expected, patients with PD-L1(+) tumors appear to respond earlier than patients with PD-L1(-) tumors. G1 expects to release the initial OS results in the first quarter of 2024.

In June 2023, we reported results at the 2023 ASCO Annual Meeting from our Phase 2, single arm mechanism of action study of trilaciclib administered as a single agent to patients with early-stage TNBC prior to receiving trilaciclib and neoadjuvant therapy. These results highlight the potential for trilaciclib to enhance long term immune surveillance by increasing T cell function and generation of certain memory T cells and demonstrate gene expression profiles that may be associated with improved clinical outcome. As expected, high rates of pathologic complete response (“pCR”) were observed in patients with PD-L1(+) tumors and in patients with inflamed tumor immune microenvironments. These results help confirm the role of trilaciclib in increasing the pool of functional memory T cells that could contribute to long-term immune surveillance and efficacy, as measured by longer term endpoints like OS.
In November 2023, we announced that we were concluding PRESERVE 3, the signal seeking randomized, open-label Phase 2 study of first-line platinum-based chemotherapy and maintenance therapy with the immune checkpoint inhibitor (ICI), avelumab, administered alone, or in combination with trilaciclib, in patients with untreated, locally advanced or metastatic urothelial carcinoma (“mUC”), following the next protocol defined analyses of survival in the fourth quarter of 2023. We expect to present the results of the trial at a future medical meeting. PRESERVE 3 was designed to assess the potential additive contribution of trilaciclib to anti-cancer therapy, including combination with an anti-PD-L1 ICI. Although no meaningful benefit was observed in the overall study, results to date indicate an overall survival trend in favor of the trilaciclib plus avelumab arm in the maintenance phase, suggesting a potential additive benefit when used in combination with an ICI. This will be instructive for future studies in our core focus areas of TNBC and ADC combinations.

Candidate	Indication	Current Status	Results	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment complete)	Interim OS analysis expected in 1Q 2024*	Primary: OS Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrollment complete)	Results presented at ESMO Breast Cancer 2023; Initial OS endpoint expected in 1Q 2024	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Mechanism of action (MOA) trial in early-stage neoadjuvant TNBC	Phase 2 trial (trial complete)	Results presented at ASCO 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (trial complete)	Results to be presented at a future medical meeting	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
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

Lerociclib
Lerociclib is a differentiated clinical-stage oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. In 2020, we entered into separate, exclusive agreements with EQRx, Inc. (rights for U.S., Europe, Japan and all markets outside Asia-Pacific) and Genor Biopharma Co. Inc. (rights for Asia-Pacific, excluding Japan) for the development and commercialization of lerociclib in all indications. Combined, these agreements provided $26.0 million in upfront payments. On August 1, 2023, we received formal notice from EQRx of their intent to terminate, as part of their proposed acquisition by Revolution Medicines, Inc., the lerociclib license agreement and to revert the lerociclib product rights back to us. On September 13, 2023, both parties signed a side letter agreement, pursuant to which EQRx agreed to make a payment of $1.6 million to us for the remainder of the costs to wind down the Company-sponsored lerociclib study. The payment was received during the quarter ended September 30, 2023. As a result of the termination, we will not receive any further milestone payments or future royalties from EQRx.
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
Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $32.4 million and $31.3 million of net product sales from COSELA for the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively. We recorded $35.2 million and $20.0 million of license revenue for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules Capital, Inc., and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of September 30, 2023, we had cash and cash equivalents of $52.6 million and marketable securities of $41.7 million. Since inception we have incurred net losses. As of September 30, 2023, we had an accumulated deficit of $769.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. As disclosed in the Liquidity and Capital Resources section, as of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
We entered into an exclusive license agreement with Simcere in August 2020 and granted them the rights to develop and commercialize trilaciclib in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Since then, through December 31, 2022, we recognized a total of $36.0 million in milestone revenue as defined by the license agreement. On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement have been adjusted such that we will be eligible to receive a $5.0 million payment upon Simcere’s filing an NDA of TNBC in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, we continue to own all the global development and commercial rights to trilaciclib, excluding Greater China. During the nine months ended September 30, 2023, we recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.7 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.5 million in patent and clinical trial reimbursable costs. We did not receive any development milestones during the nine months ended September 30, 2023.
We entered into an exclusive license agreement with EQRx, Inc. (“EQRx”) in July 2020 and granted them the rights to develop and commercialize lerociclib in the U.S, Europe, Japan and all other global markets, excluding the Asia-Pacific region (except Japan) (the “EQRx Territory”). We received an upfront payment of $20.0 million in August 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. On August 1, 2023, we received from EQRx formal notice of termination of the lerociclib license agreement in connection with the acquisition of EQRx by Revolution Medicines, Inc. The notice stated the intention to revert the lerociclib product rights back to us. On September 13, 2023, the parties entered into a letter agreement whereby EQRx would pay the Company $1.6 million to reimburse anticipated wind down costs. The payment was received during the quarter ended September 30, 2023. No milestones were achieved through September 30, 2023, and as a result of the termination, we will not receive any further milestone payments or future royalties from EQRx. During the nine months ended September 30, 2023, we recognized revenue of $1.3 million for the reimbursement of patent and clinical trial costs. Of the $1.6 million payment received during the current quarter, $0.6 million is held as short-term deferred revenue on the condensed balance sheet as of September 30, 2023, and will be recognized as revenue when clinical trial costs associated with the wind down are incurred.

We entered into an exclusive license agreement with Genor Biopharma Co. Inc. (“Genor”) in June 2020 and granted them the rights to develop and commercialize lerociclib in the Asia-Pacific Region, excluding Japan (the “Genor Territory”). We received an upfront payment of $6.0 million in July 2020. This was recognized as revenue in September 2020 when we transferred the license and related technology and know-how. We have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the nine months ended September 30, 2023.
We entered into an exclusive license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, in May 2020. We granted Incyclix an exclusive, worldwide, royalty-bearing license of its CDK2 inhibitor compounds in exchange for an upfront payment and equity in Incyclix with a total value of approximately $2.1 million, which resulted in the recognition of related party revenue. We are entitled to receive an additional milestone payment and sales-based royalties, and have right of first negotiation to re-acquire these assets. We did not receive the development milestone payment during the nine months ended September 30, 2023.
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
Cost of goods sold
Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of COSELA, including third-party manufacturing costs, packaging services, freight-in, third-party logistics costs associated with COSELA, and personnel costs. Cost of goods sold may also include period costs related to certain inventory manufacturing services and inventory adjustment charges, including reserves for excess and obsolete inventory.
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
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. Income tax recognized for the three and nine months ended September 30, 2023 and 2022, related to the foreign withholding taxes incurred as a result of milestone payments received from Simcere.

Results of operations
Comparison of the three months ended September 30, 2023 and September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022	$
	(in thousands)
Revenues
Product sales, net	$10,839	$8,269	$2,570
License revenue	1,461	15,307	(13,846)
Total revenues	12,300	23,576	(11,276)
Operating expenses
Cost of goods sold	3,076	1,111	1,965
Research and development	8,811	19,581	(10,770)
Selling, general and administrative	16,781	24,432	(7,651)
Total operating expenses	28,668	45,124	(16,456)
Loss from operations	(16,368)	(21,548)	5,180
Other income (expense)
Interest income	585	211	374
Interest expense	(2,115)	(2,764)	649
Other income (expense)	599	48	551
Total other income (expense), net	(931)	(2,505)	1,574
Loss before income taxes	(17,299)	(24,053)	6,754
Income tax expense	905	1,219	(314)
Net Loss	$(18,204)	$(25,272)	$7,068
Product sales, net
Product sales, net was $10.8 million and $8.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.5 million, or 30%, was primarily due to increased sales volume as we continued our commercialization efforts.
License revenue
License revenue was $1.5 million and $15.3 million for the three months ended September 30, 2023 and 2022, respectively. License revenue decreased $13.8 million, or 90%. License revenue recognized in the current period was primarily related to $0.7 million from supply and manufacturing services to Simcere. Additionally, in the current period, we recognized $0.8 million in license revenue related to patent and clinical trial costs reimbursed primarily by EQRx and Simcere.
Cost of goods sold
Cost of goods sold was $3.1 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.0 million, or 182%, was primarily due to an increase in the inventory reserve booked during the quarter ended September 30, 2023 and an increase in units sold.
Research and development
Research and development expenses were $8.8 million for the three months ended September 30, 2023 as compared to $19.6 million for the three months ended September 30, 2022. The decrease of $10.8 million, or 55%, was primarily due to a decrease of $10.1 million in our clinical program costs, and a decrease of $0.7 million in personnel costs related to manufacturing active pharmaceutical ingredients and drug products to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Clinical Program Expenses—trilaciclib	$7,970	$17,245
Clinical Program Expenses—rintodestrant	(7)	511
Clinical Program Expenses—lerociclib	423	600
Chemical Manufacturing and Development	(98)	604
Discovery, Pre-Clinical and Other Expenses	523	621
Total Research and Development Expenses	$8,811	$19,581
Selling, general and administrative
Selling, general and administrative expenses were $16.8 million for the three months ended September 30, 2023 as compared to $24.4 million for the three months ended September 30, 2022. The decrease of $7.6 million, or 31%, was due to decreases of $4.0 million in commercialization activities, $2.6 million in personnel costs, $0.7 million in medical affairs costs related to trilaciclib, $0.2 million in office and other administrative expenses, and $0.1 million in IT costs.
Total other income (expense), net
Total other income (expense), net was $(0.9) million for the three months ended September 30, 2023 as compared to $(2.5) million for three months ended September 30, 2022. The change of $1.6 million, or 64%, was primarily driven by an increase of $0.4 million in interest income, an increase of $0.6 million in other income, and a decrease of $0.6 million in interest expense on the loan payable due to the reduction of principal outstanding following the principal prepayment in the second quarter of the current year.
Income tax expense
Income tax expense was $0.9 million for the three months ended September 30, 2023. There was $1.2 million income tax expense recognized during the three months ended September 30, 2022. The decrease relates to the timing of foreign withholding taxes incurred as a result of milestone payments received under the Simcere license agreement during the respective quarters.

Results of operations
Comparison of the nine months ended September 30, 2023 and September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022	$
	(in thousands)
Revenues
Product sales, net	$32,422	$22,467	$9,955
License revenue	35,216	18,584	16,632
Total revenues	67,638	41,051	26,587
Operating expenses
Cost of goods sold	5,939	2,756	3,183
Research and development	36,331	66,729	(30,398)
Selling, general and administrative	55,966	76,857	(20,891)
Total operating expenses	98,236	146,342	(48,106)
Loss from operations	(30,598)	(105,291)	74,693
Other income (expense)
Interest income	1,944	270	1,674
Interest expense	(7,914)	(7,436)	(478)
Other income (expense)	1,692	(234)	1,926
Total other income (expense), net	(4,278)	(7,400)	3,122
Loss before income taxes	(34,876)	(112,691)	77,815
Income tax expense	2,213	1,219	994
Net loss	$(37,089)	$(113,910)	$76,821
Product sales, net
Product sales, net was $32.4 million and $22.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $9.9 million, or 44%, was primarily due to increased sales volume as we continued our commercialization efforts.
License revenue
License revenue was $35.2 million and $18.6 million for the nine months ended September 30, 2023 and 2022, respectively. License revenue increased $16.6 million, or 89%. License revenue recognized in the current year was primarily related to $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.7 million in supply and manufacturing services, and $0.6 million in royalty revenue from Simcere. Additionally, we recognized $1.9 million in license revenue related to patent and clinical trial costs reimbursed by EQRx and Simcere.
Cost of goods sold
Cost of goods sold was $5.9 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $3.1 million, or 111%, was primarily due to an increase in the inventory reserve recorded during the quarter ended September 30, 2023 and an increase in units sold.
Research and development
Research and development expenses were $36.3 million for the nine months ended September 30, 2023 as compared to $66.7 million for the nine months ended September 30, 2022. The decrease of $30.4 million, or 46%, was primarily due to a decrease of $28.7 million in our clinical program costs, a decrease of $1.5 million for manufacturing of active pharmaceutical ingredients and drug product to support our clinical trials, and a decrease of $0.2 million in pre-clinical and discovery costs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Clinical Program Expenses—trilaciclib	$32,922	$58,950
Clinical Program Expenses—rintodestrant	—	1,717
Clinical Program Expenses—lerociclib	1,159	2,066
Chemical Manufacturing and Development	648	2,177
Discovery, Pre-Clinical and Other Expenses	1,602	1,819
Total Research and Development Expenses	$36,331	$66,729
Selling, general and administrative
Selling, general and administrative expenses were $56.0 million for the nine months ended September 30, 2023 as compared to $76.9 million for the nine months ended September 30, 2022. The decrease of $20.9 million, or 27%, was due to decreases of $11.0 million in commercialization activities, $7.2 million in personnel costs due to a reduction in force, $1.1 million in professional fees, $0.9 million in medical affairs costs related to trilaciclib, and $0.7 million in audit, IT, legal, office and other administrative expenses.
Total other income (expense), net
Total other income (expense), net was $(4.3) million for the nine months ended September 30, 2023 as compared to $(7.4) million for nine months ended September 30, 2022. The change of $3.1 million, or 42%, was primarily driven by an increase of $1.7 million in interest income and an increase of $1.9 million in other income, offset by an increase of $0.5 million in interest expense on the loan payable due to higher interest rates during the first half of 2023.
Income tax expense
Income tax expense was $2.2 million for the nine months ended September 30, 2023. There was $1.2 million income tax expense recognized during the nine months ended September 30, 2022. The increase relates to the timing of foreign withholding taxes incurred as a result of milestone payments received under the Simcere license agreement during the respective periods.

Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $769.1 million and $732.0 million as of September 30, 2023 and December 31, 2022, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations. Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 7, we are required to remain in compliance with a minimum cash covenant and are subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which begins with the financial reporting for the period ending June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. As of September 30, 2023, we are in compliance with the minimum cash covenant and the conditional borrowing base requirements. If we do not maintain unrestricted cash equal to at least 35% of the outstanding or do not comply with the conditional borrowing base requirements or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt, resulting in us immediately needing additional funds.
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
At-the-market offerings
In connection with the 2021 Form S-3, as amended, we entered into a sales agreement for “at the market offerings” with Cowen and Company, LLC (“Cowen”) acting as our agent (the “2022 Sales Agreement”), which allows us to issue and sell shares of common stock pursuant to the amended 2021 Form S-3 for total gross sales proceeds of up to $100.0 million from time to time through Cowen.
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
Loan and Security Agreement
On May 29, 2020, we entered into a loan and security agreement with Hercules (the “Loan Agreement”) under which they agreed to lend us up to $100.0 million, to be made available in a series of tranches, subject to specified conditions. We borrowed $20.0 million at loan closing. The term of the loan is approximately 48 months, with a maturity date of June 1, 2024. No principal payments were due during an interest-only period, commencing on the initial borrowing date and continuing through June 1, 2022. The interest only period could be extended through January 1, 2023 upon satisfaction of certain milestones. Following the interest only period, we agreed to repay the principal balance and interest of the advances in equal monthly installments through June 1, 2024.
On March 31, 2021, we entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Hercules whereby we drew the remaining $10.0 million of the first tranche and the interest rate and financial covenants were amended. Unless loan advances exceeded $40.0 million, no financial covenants were required.
On November 1, 2021, we entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) with Hercules under which Hercules agreed to lend us up to $150.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche was increased to $100.0 million. At close of the Second Amendment, we borrowed an additional $45.0 million from the first tranche. We had the right to request that Hercules make the remaining $25.0 million term loan advances under the first tranche to us by September 15, 2022, which we did not exercise. No principal payments are due during an interest-only period, commencing on the close of the Second Amendment and continuing through December 1, 2024. The interest only period may be extended through December 1, 2025, in quarterly increments, subject to compliance with covenants of the Second Amendment. Following the interest only period, we agreed to repay the principal balance and interest of the advances in equal monthly installments through the maturity date of November 1, 2026.
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

On June 6, 2023, we entered into a Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Hercules, under which Hercules agreed to lend us up to $75.0 million, subject to specified conditions. In conjunction with the closing of the Fifth Amendment, we repaid $25.0 million of the outstanding debt such that the total loan amount outstanding upon closing of the Fifth Amendment was $50.0 million. The Fifth Amendment eliminated advances under Tranches 2 and 3 and increased the advance available under Tranche 4 from $15.0 million to $25.0 million and extended the time for drawing the Tranche 4 Advance (as defined in the Loan and Security Agreement) from June 30, 2024 to December 15, 2024. The Fifth Amendment adjusted the minimum cash covenant such that we must maintain unrestricted cash equal to at least 35% of the outstanding debt at all times. The Fifth Amendment removed the existing minimum revenue covenant and provided for a conditional borrowing base limit such that, beginning with the financial reporting for the period ended June 30, 2023, and tested monthly, our debt outstanding shall not exceed certain thresholds of trailing three months net product revenue of COSELA.
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2023, and as of the date of the issuance of these financial statements, we were not in default under the Loan Agreement as we remained in compliance with the minimum cash covenant, the conditional borrowing base requirements, and have not been notified of an event of default by the lender under the Loan Agreement.
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
Under the license agreement, Genor agreed to pay us a non-refundable, upfront cash payment of $6.0 million with the potential to pay an additional $40.0 million upon reaching certain development and commercial milestones. In addition, Genor will pay us tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. The upfront cash payment was received in July 2020. In September 2020, we transferred to Genor the related technology and know-how that is necessary to develop, seek regulatory approval for, and commercialize lerociclib in the Genor Territory. Genor will be responsible for the development of the product in the Genor Territory and will be responsible, at its sole cost, for obtaining supply of lerociclib to meet its development, regulatory approval, and commercialization obligations under the agreement. We did not recognize any revenue related to development milestones during the nine months ended September 30, 2023.
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
Under the license agreement, EQRx agreed to pay us a non-refundable, upfront cash payment of $20.0 million with the potential to pay an additional $290.0 million upon reaching certain development and commercial milestones. In addition, EQRx would pay us tiered royalties ranging from mid-single digits to mid-teens based on annual net sales of lerociclib in the EQRx Territory. In September 2020, we transferred to EQRx the related technology and know-how that was necessary to develop, seek regulatory approval for, and commercialize lerociclib in the EQRx Territory which resulted in the recognition of $20.0 million in revenue in accordance with ASC 606. EQRx was responsible for the development of the product in the EQRx Territory. We agreed to continue until completion, as the clinical trial sponsor, our two primary clinical trials and EQRx agreed to reimburse us for all related out-of-pocket costs incurred after the effective date of the license agreement.

On August 1, 2023, we received from EQRx formal notice of termination of the lerociclib license agreement in connection with the acquisition of EQRx by Revolution Medicines, Inc. The notice stated the intention to revert the lerociclib product rights back to us. Under the terms of the license agreement, EQRx is responsible for winding down its development activities. On September 13, 2023, the parties entered into a letter agreement whereby EQRx would pay us $1.6 million to reimburse anticipated wind down costs. The payment was received during the quarter ended September 30, 2023. No milestones were achieved through September 30, 2023, and as a result of the termination, we will not receive any further milestone payments or future royalties from EQRx.
During the nine months ended September 30, 2023, we recognized revenue of $1.3 million for the reimbursement of patent and clinical trial costs. Of the $1.6 million payment received during the current quarter, $0.6 million is held as short-term deferred revenue on the condensed balance sheet as of September 30, 2023, and will be recognized as revenue when clinical trial costs associated with the wind down are incurred.
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
During the nine months ended September 30, 2023, we recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.7 million in supply and manufacturing services, $0.6 million in royalty revenue, and $0.5 million in patent and clinical trial reimbursable costs.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$
	(in thousands)
Net cash used in operating activities	$(25,545)	$(97,988)	$72,443
Net cash provided by/(used in) investing activities	10,457	(30,167)	40,624
Net cash (used in)/provided by financing activities	(26,946)	145	(27,091)
Net change in cash, cash equivalents, and restricted cash	$(42,034)	$(128,010)	$85,976
Net cash used in operating activities
During the nine months ended September 30, 2023, net cash used in operating activities was $25.5 million, which consisted of a net loss of $37.1 million, accretion of discount on available for sale securities of $1.7 million, and a decrease in net operating assets and liabilities of $0.2 million, partially offset by non-cash stock compensation expense of $11.3 million, $0.4 million of depreciation expense, $1.2 million in amortization of debt issuance costs, and $0.6 million of non-cash interest expense.

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
Net cash provided by/(used in) investing activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $10.5 million, due to marketable securities maturities of $88.0 million, offset by purchases of $77.5 million.
During the nine months ended September 30, 2022, net cash used in investing activities was $30.2 million due to the purchase of $29.7 million in marketable securities and $0.5 million of manufacturing equipment placed in service during the quarter ended June 30, 2022.
Net cash (used in)/provided by financing activities
During the nine months ended September 30, 2023, net cash used in financing activities was $26.9 million, which consisted of $26.7 million for repayment of debt and proportionate amount of the end of term fee, and $0.3 million in payment of public offering costs.
During the nine months ended September 30, 2022, net cash provided by financing activities consisted of proceeds from the exercise of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $52.6 million and marketable securities of $41.7 million as of September 30, 2023. Cash and cash equivalents consist of deposits in banks, including checking accounts and money market accounts. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our loan agreement with Hercules. Our loan agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.65%, and (ii) 9.15%. As of September 30, 2023, $50.0 million of principal was outstanding under the Loan Agreement with Hercules.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and nine months ended September 30, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2022 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2022 Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
Item 6. Exhibits

Exhibit Number	Description
10.1*†	First Amendment to Senior Advisor Agreement between Registrant and Mark A. Velleca, M.D., Ph.D., dated as of September 20, 2023

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
**	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: November 1, 2023	By:	/s/ John W. Umstead V
John W. Umstead V
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)