Form 10-Q
period 2024-03-31
G1 Therapeutics, Inc.
filed 2024-05-01
CIK 1560241

21

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024 the registrant had 52,281,391 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$19,887	$32,218
Restricted cash	63	63
Marketable securities	45,299	49,938
Accounts receivable and unbilled receivables, net	11,654	12,687
Inventories, net	12,548	12,442
Prepaid expenses and other current assets	6,388	7,600
Total current assets	95,839	114,948
Property and equipment, net	1,355	1,476
Restricted cash	187	187
Operating lease assets	4,630	4,908
Other assets	15	21
Total assets	$102,026	$121,540
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,109	$3,992
Accrued expenses	17,867	21,893
Deferred revenue	396	620
Loan payable, current portion	5,946	—
Other current liabilities	3,285	3,211
Total current liabilities	32,603	29,716
Loan payable, net of current portion	37,147	51,557
Deferred revenue	500	500
Operating lease liabilities	3,996	4,340
Other liabilities	41	41
Total liabilities	74,287	86,154
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 52,261,051 and 51,952,741 shares issued as of March 31, 2024, and December 31, 2023, respectively; 52,234,385 and 51,926,075 shares outstanding as of March 31, 2024, and December 31, 2023, respectively	5	5
Treasury stock, 26,666 shares as of March 31, 2024, and December 31, 2023	(8)	(8)
Additional paid-in capital	817,946	815,374
Accumulated deficit	(790,204)	(779,985)
Total stockholders’ equity	27,739	35,386
Total liabilities and stockholders' equity	$102,026	$121,540
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales, net	$14,079	$10,492
License revenue	397	2,454
Total revenues	14,476	12,946
Operating expenses
Cost of goods sold	1,079	1,459
Research and development	7,318	15,480
Selling, general and administrative	15,127	21,753
Total operating expenses	23,524	38,692
Loss from operations	(9,048)	(25,746)
Other income (expense)
Interest income	281	716
Interest expense	(1,978)	(3,089)
Other income (expense)	526	524
Total other income (expense), net	(1,171)	(1,849)
Loss before income taxes	(10,219)	(27,595)
Income tax expense	—	—
Net loss	$(10,219)	$(27,595)
Net loss per share, basic and diluted	$(0.20)	$(0.53)
Weighted average common shares outstanding, basic and diluted	52,171,684	51,647,934
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,952,741	$5	(26,666)	$(8)	$815,374	$(779,985)	$35,386
Public offering	—	—	—	—	—	—	—
Exercise of common stock options	90,266	—	—	—	26	—	26
Restricted stock units vested	218,044	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,546	—	2,546
Net loss during quarter	—	—	—	—	—	(10,219)	(10,219)
Balance at March 31, 2024	52,261,051	$5	(26,666)	$(8)	$817,946	$(790,204)	$27,739

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
Public offering	—	—	—	—	(1)	—	(1)
Exercise of common stock options	3,008	—	—	—	1	—	1
Restricted stock units vested	156,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,836	—	3,836
Net loss during quarter	—	—	—	—	—	(27,595)	(27,595)
Balance at March 31, 2023	51,685,963	$5	(26,666)	$(8)	$804,604	$(759,613)	$44,988
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(10,219)	$(27,595)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,546	3,836
Accretion of discount on available for sale securities	(649)	(513)
Depreciation and amortization	120	132
Amortization of debt issuance costs	290	541
Non-cash interest expense	509	886
Change in operating assets and liabilities
Accounts receivable	1,033	(4,931)
Inventories	(106)	636
Prepaid expenses and other assets	1,928	1,673
Accounts payable	679	(2,327)
Accrued expenses and other liabilities	(4,805)	(1,389)
Deferred revenue	(224)	(2)
Net cash used in operating activities	(8,898)	(29,053)
Cash flows from investing activities
Purchases of marketable securities	(17,212)	(25,090)
Maturities of marketable securities	22,500	28,000
Proceeds from disposal of property and equipment	1	—
Net cash provided by investing activities	5,289	2,910
Cash flows from financing activities
Proceeds from stock options exercised	26	1
Repayment of debt	(8,748)	—
Payment of public offering costs	—	(215)
Net cash used in financing activities	(8,722)	(214)
Net change in cash, cash equivalents and restricted cash	(12,331)	(26,357)
Cash, cash equivalents and restricted cash
Beginning of period	32,468	94,907
End of period	$20,137	$68,550
Supplemental disclosure of cash flow information
Cash paid for interest	$1,823	$2,512
Supplemental disclosure of non-cash operating activities
Prepaid expenses and other current assets in accounts payable and accrued expenses	$126	$341
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to Financial Statements
(unaudited)
1. Description of Business
G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company's first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) in patients with extensive-stage small cell lung cancer (“ES-SCLC”), and is the first innovation in managing myeloprotection in decades. In October 2023, COSELA (trilaciclib hydrochloride for injection) was granted full approval by the China National Medical Products Administration (NMPA) for marketing in mainland China. The Company is also exploring the potential use of trilaciclib in certain cancers, focused in the core areas of metastatic triple negative breast cancer (“mTNBC”) and treatment combinations with targeted chemotherapy medicines called antibody-drug conjugates (“ADCs”) including other indications.
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
The information presented in the condensed financial statements and related notes as of March 31, 2024, and for the three months ended March 31, 2024, and 2023, is unaudited. The results for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “2023 Form 10-K”). The December 31, 2023 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.
The Company has experienced net losses since its inception and had an accumulated deficit of $790.2 million and $780.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Management has evaluated actions already taken, the significance of anticipated continued losses, future cash flow projections, and the ability of the Company to remain in compliance with the financial covenants and requirements as defined within the Loan Agreement (as defined below). Based on the foregoing, as of the date of issuance of these condensed financial statements, the Company expects that its cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund the Company’s planned operations and remain in compliance with its objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as the Company can generate substantial revenues, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force it to delay, limit, or reduce its product development, commercialization efforts or other operations. The Company’s condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

In connection with the Loan Payable described in Note 7, the Company is required to be in compliance with a minimum cash covenant and is subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which began with the financial reporting for the period ended June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of March 31, 2024, the Company was in compliance with the minimum cash covenant and the conditional borrowing base requirements as set forth in the Loan Agreement.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and the accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates which include, but are not limited to, estimates related to accrued expenses, accrued external clinical costs, net product sales, and stock-based compensation expense. Actual results could differ from those estimates.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2024 consist of amounts on deposit in banks, including checking accounts and money market accounts and funds. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by a money market account at the financial institution and is classified as restricted cash on the Company's balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of March 31, 2024, restricted cash totaled $250 thousand.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at March 31, 2024 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of March 31, 2024, the unrealized gains and losses were not considered to be material.
Accounts Receivable
The Company’s accounts receivable consists of amounts due from specialty distributors in the U.S. (collectively, its “customers”) related to sales of COSELA and have standard payment terms. Trade receivables are recorded net of the estimated variable consideration for chargebacks based on contractual terms and the Company’s expectation regarding the utilization and earnings of the chargebacks and discounts as well as the net amount expected to be collected from the Company’s customers. Estimates of the Company’s credit losses, of which there were none for the quarter ended March 31, 2024, are determined based on existing contractual payment terms, individual customer circumstances, and any changes to the economic environment.
In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of March 31, 2024, unbilled accounts receivable totaled $0.1 million.

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
The Company also incurs stock-based compensation expense related to restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”), and deferred share units (“DSUs”). The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of March 31, 2024, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the condensed financial statements carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the condensed financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of March 31, 2024 and December 31, 2023, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying condensed statements of operations. As of March 31, 2024 and December 31, 2023, the Company had no such accruals.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At March 31, 2024 and December 31, 2023, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at March 31, 2024
Assets:
Money market accounts and funds	$19,696	$—	$—	$19,696
Marketable securities:
U.S. Treasury Bills	45,299	—	—	45,299
Total assets at fair value	$64,995	$—	$—	$64,995

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2023
Assets:
Money market accounts and funds	$32,110	$—	$—	$32,110
Marketable securities:
U.S. Treasury Bills	49,938	—	—	49,938
Total assets at fair value	$82,048	$—	$—	$82,048
During the three months ended March 31, 2024, and the year ended December 31, 2023, there were no changes in valuation methodology.
As of March 31, 2024, the carrying value of the Loan Payable (discussed in Note 7) was $43.1 million, and approximates fair value as the variable interest rate re-prices frequently.
4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$2,419	$2,422
Work in process	9,343	9,593
Finished goods	786	427
Inventories, net	$12,548	$12,442
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life.
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$327	$327
Laboratory equipment	331	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	506
Accumulated depreciation	(2,457)	(2,339)
Property and equipment, net	$1,355	$1,476
Depreciation expenses relating to property and equipment were $120 thousand and $132 thousand for the three months ended March 31, 2024 and 2023, respectively.

6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research	$19	$109
Accrued professional fees and other	5,923	5,854
Accrued external clinical study costs	10,345	10,944
Accrued compensation expense	1,580	4,986
Accrued expenses	$17,867	$21,893
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
The Loan Agreement was subsequently amended via First, Second, Third, and Fourth Amendments throughout 2021 and 2022.
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
During the quarter ended March 31, 2024, the Company repaid $8.2 million in principal and $0.5 million in a pro-rata portion of the end of term charge. As of March 31, 2024, the outstanding principal of $41.8 million does not exceed the required threshold of trailing three month revenue for the period ended March 31, 2024. Additionally, as of March 31, 2024 the Company maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.
As of March 31, 2024 and December 31, 2023, the carrying value of the debt under the Loan Agreement, which approximates its fair value, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Loan payable, principal	$41,805	$50,000
End of term charges	4,907	5,460
Loan payable, including end of term charges	46,712	55,460
Unamortized debt discount, issuance costs, and unaccreted value of end of term charges	(3,619)	(3,903)
Carrying value of loan payable	$43,093	$51,557
As of March 31, 2024, the Company classified $5.9 million of the loan payable as current, which represents $6.1 million of principal payments due, net of $0.2 million in amortization of the debt discount and debt issuance costs from the period ended March 31, 2024 through March 31, 2025.
The effective interest rate of the outstanding debt under the Loan Agreement was approximately 20.7% and 17.3% as of March 31, 2024 and 2023, respectively. The Company recognized $2.0 million of interest expense related to the debt for the three months ended March 31, 2024. Included in such expense was $0.2 million related to accretion of the end of term charges and an immaterial amount of debt discount and debt issuance cost amortization. During the three months ended March 31, 2023, the Company recognized $3.1 million of interest expense related to the debt, of which $0.4 million related to accretion of the end of term charges and an immaterial amount related to debt discount and debt issuance cost amortization. Interest expense is reflected in other income (expense), net on the statement of operations.

Estimated future principal payments due under the Loan Agreement, including the contractual end of term charges and excluding interest, are as follows as of March 31, 2024 (in thousands):

Future Payments
2024	$1,517
2025	21,685
2026	23,510
Total principal payments, including end of term charges	$46,712
8. Stockholders’ Equity
Common stock
The Company is authorized to issue 120,000,000 shares of common stock. Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.
Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of March 31, 2024, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at March 31, 2024 and December 31, 2023 as follows:

	March 31, 2024	December 31, 2023
Common stock options outstanding	7,490,294	6,774,186
RSUs outstanding (1)	1,970,668	1,613,215
PSUs outstanding (1)	310,200	218,450
DSUs outstanding (1)	50,000	50,000
Options, RSUs, PSUs and DSUs available for grant under Equity Incentive Plans (1)	2,007,966	2,385,034
	11,829,128	11,040,885
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
2017 Equity Incentive Plan
In May 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the direct award or sale of the Company’s common stock and for the grant of up to 1,932,000 stock options to employees, directors, officers, consultants and advisors of the Company. The 2017 Plan provides for the grant of incentive stock options, non-statutory stock options or restricted stock. Effective January 1, 2024, and in accordance with the “evergreen” provision of the 2017 Plan, an additional 1,096,553 shares were made available for issuance.

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
In January 2023, the Company began granting PSUs, which are subject to non-market performance and service conditions, to Company executives under the 2017 Plan. Beginning in January 2024, PSUs will be granted solely to the Company’s Chief Executive Officer. PSUs are granted at the fair market value of a share of common stock on the date of grant.
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
As of March 31, 2024, there were a total of 961,972 shares of common stock available for future issuance under the 2017 Plan.
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
As of March 31, 2024, there was a total of 1,045,994 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.
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
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$19	$35
Research and development	379	674
Selling, general and administrative	2,148	3,127
Total stock-based compensation expense	$2,546	$3,836
Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected volatility	88.8% - 97.9%	81.4% - 86.8%
Weighted-average risk free rate	3.9% - 4.1%	3.4% - 3.9%
Dividend yield	—%	—%
Expected term (in years)	6.08	6.08

Stock Option Activity
The following table is a summary of stock option activity for the three months ended March 31, 2024:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2023	6,774,186	$13.60	6.4	$944
Granted	1,126,430	2.97
Cancelled	(320,056)	7.28
Exercised	(90,266)	0.30
Balance as of March 31, 2024	7,490,294	$12.43	6.6	$2,992
Exercisable at December 31, 2023	4,813,088	$15.80	5.5	$859
Vested at December 31, 2023 and expected to vest	6,774,186	$13.60	6.4	$944
Exercisable at March 31, 2024	5,029,643	$15.67	5.5	$1,054
Vested at March 31, 2024 and expected to vest	7,490,294	$12.43	6.6	$2,992
As of March 31, 2024, unrecognized compensation expense related to unvested stock options totaled $9.3 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
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
The following table is a summary of the RSU activity for the three months ended March 31, 2024:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	1,613,215	$5.25
Granted	813,898	3.12
Cancelled	(238,401)	4.36
Vested	(218,044)	10.54
Balance as of March 31, 2024	1,970,668	$3.89
As of March 31, 2024, there was $6.2 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

Performance Based Restricted Stock Units
The Company's performance based restricted stock units (“PSUs”) are considered nonvested share awards and require no payment from the employee. For each PSU, employees receive one common share at the end of the vesting period, subject to non-market performance and service conditions. Compensation cost is recorded based on the market price of the Company's common stock on the grant date and is recognized over the requisite service if and when the achievement of such performance condition(s) is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of March 31, 2024, the Company did not deem the achievement of any performance condition(s) to be probable and compensation expense related to PSUs was not recognized.
The following table is a summary of the PSU activity for the three months ended March 31, 2024:

	Number of PSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	218,450	$5.73
Granted	100,700	2.97
Cancelled	(8,950)	5.73
Vested	—	—
Balance as of March 31, 2024	310,200	$4.83
As of March 31, 2024, there was $1.5 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The following table is a summary of the DSU activity for the three months ended March 31, 2024:

	Number of DSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	50,000	$2.83
Granted	—	—
Cancelled	—	—
Vested	—	—
Balance as of March 31, 2024	50,000	$2.83
As of March 31, 2024, unrecognized compensation cost related to the Company's DSUs that are expected to vest was immaterial. These costs are expected to be recognized over a weighted-average period of approximately 0.2 years.

10. License Revenue
Incyclix License Agreement
On May 22, 2020 (the "effective date"), the Company entered into an exclusive license agreement with Incyclix Bio, LLC (“Incyclix”), formerly ARC Therapeutics, LLC, a company primarily owned by a former board member, whereby the Company granted to Incyclix an exclusive, worldwide, royalty-bearing license, with the right to sublicense, solely to make, have made, use, sell, offer for sale, import, export, and commercialize products related to its cyclin dependent kinase 2 (“CDK2”) inhibitor compounds. At close, the Company received consideration in the form of an upfront payment of $1.0 million and an equity interest in Incyclix equal to 10% of its issued and outstanding units valued at $1.1 million. In addition, the Company may receive a future development milestone payment totaling $2.0 million and royalty payments in the mid-single digits based on net sales of the licensed compound after commercialization. The Company has right of first negotiation to re-acquire these assets. In the first quarter of 2022, Incyclix announced a new round of financing which the Company did not participate. Following the financing, the Company's equity interest is now approximately 6.5%.
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
There was no revenue recognized during the three months ended March 31, 2024 or 2023.
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
There was no milestone revenue recognized during the three months ended March 31, 2024 or 2023.
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
During the three months ended March 31, 2024, the remaining $0.2 million previously held as short-term deferred revenue on the balance sheet for the year-ended December 31, 2023 was recognized as revenue as the remaining clinical trial wind down costs following EQRx's termination of the license agreement were incurred. During the three months ended March 31, 2023, the Company recognized revenue of $0.4 million for the reimbursement of patent and clinical trial costs. No development and commercial milestones, as defined by the license agreement, were achieved through March 31, 2024 or 2023.
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
During the three months ended March 31, 2024, the Company recognized revenue of $0.1 million in patent and clinical trial reimbursable costs. During the three months ended March 31, 2023, the Company recognized $1.4 million in revenue from supply and manufacturing services and $0.5 million in royalty revenue. No milestone revenue was recognized during the three months ended March 31, 2024 or 2023.

11. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period including nominal issuances of common stock warrants. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, stock warrants and unvested restricted common stock. For the three months ended March 31, 2024 and 2023 the following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options issued and outstanding	7,715,721	8,085,891
Unvested RSUs	1,959,536	952,481
Unvested PSUs	314,749	211,168
Unvested DSUs	50,000	—
Total potential dilutive shares	10,040,006	9,249,540
Amounts in the table above reflect the common stock equivalents of the noted instruments.
12. Income Taxes
The Company’s effective income tax rate was 0% for the three months ended March 31, 2024 and 2023. The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses.
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

Dr. Velleca continues to serve as a senior advisor to the Company pursuant to the terms of a Senior Advisor Agreement dated September 29, 2020 (the “Agreement”), as amended by that certain First Amendment to Senior Advisor Agreement, dated as of September 20, 2023 (the “Amendment”). Pursuant to the Amendment, the term of the Agreement was extended from December 31, 2023 to December 31, 2024. Dr. Velleca will not receive any cash or equity compensation for his services during the period from January 1, 2024 through December 31, 2024 (the “Extended Term”). However, any stock options held by Dr. Velleca will continue to vest in accordance with their terms during the Extended Term.
14. Subsequent Events
On April 30, 2024, the Company entered into a licensing agreement with Pepper Bio, Inc. ("Pepper Bio") for lerociclib for all indications except for certain radioprotectant uses. Pepper Bio will gain exclusive rights to develop, manufacture, and commercialize lerociclib for all indications except for certain radioprotectant uses in the US, Europe, Japan, and all other global markets, excluding the Asia-Pacific region. Under the terms of the agreement, G1 expects to receive upfront payments totaling mid-single digit millions within 12 months, and is eligible to receive a maximum of $135.0 million upon achievement of development and commercial milestones in up to three indications. In addition, Pepper Bio will pay the Company a double-digit royalty on aggregate annual net sales of lerociclib.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this quarterly report. This discussion and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2023 Form 10-K, and in our subsequently filed Quarterly Reports on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

COSELA is also commercially available in Greater China (i.e., mainland China, Hong Kong, Macau and Taiwan) pursuant to an exclusive license agreement with Simcere in August 2020 to develop and commercialize trilaciclib for any indication in humans through parenteral delivery, including intravenous delivery, in China, Hong Kong, Macau, and Taiwan. See "Business - License Agreements - Exclusive license to Simcere for trilaciclib in Greater China" section of the 2023 Form 10-K for more details. COSELA (trilaciclib hydrochloride for injection) is indicated in Greater China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC.
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

Development Pipeline for trilaciclib

Candidate	Indication	Phase / Status	Milestone	Endpoints	Development & Commercialization Rights (all indications)
trilaciclib	1L metastatic triple negative breast cancer (mTNBC)	Registrational Phase 3 trial (enrollment complete)	Final OS results expected in late 2Q 2024	Primary: OS Secondary: PRO, myeloprotection, PFS/ORR	G1 Therapeutics owns all global development and commercial rights across all indications, with the exception of Greater China (Simcere)
	Antibody-drug conjugate (ADC) combination trial in mTNBC	Phase 2 trial (enrollment complete)	Initial OS results presented in 1Q 2024; updated results to be presented at ASCO 2024	Primary: PFS Secondary: ORR, OS, safety, myeloprotection, others
	Neoadjuvant TNBC - Mechanism of action (MOA) trial	Phase 2 trial (trial complete)	Results presented at ASCO 2023	Primary: Immune-based MOA Secondary: pCR, immune response, others
	1L Bladder cancer (mUC)	Phase 2 trial (trial complete)	Results to be presented at a future medical meeting	Primary: PFS Secondary: ORR, OS, safety and efficacy, others
PFS=progression-free survival; OS=overall survival; PRO=patient reported outcome; ORR=overall response rate; pCR=pathological complete response; ASCO=American Society of Clinical Oncology; mUC=metastatic urothelial carcinoma.
In addition to the above-described ongoing clinical trials, we are supporting multiple investigator sponsored studies ("ISS") and conducting a post-marketing trial. See "Business - Preclinical and Clinical Development - Ongoing Clinical Trials" section of the 2023 Form 10-K for more details.
Lerociclib
Lerociclib is a differentiated clinical-stage oral CDK4/6 inhibitor being developed for use in combination with other targeted therapies in multiple oncology indications. We are not actively pursuing preclinical or clinical development activities for lerociclib. In 2020, we out-licensed the development and commercialization of lerociclib in all indications. See "Business - License Agreements - Exclusive License to Genor for lerociclib in certain licensed territories" section of the 2023 Form 10-K for more details.
CDK2 Inhibitor
Cyclin-dependent kinase 2 ("CDK2") is an internally discovered inhibitor. We are not actively pursuing preclinical or clinical development activities for CDK2. In 2020, we out-licensed the development and commercialization of CDK2 inhibitor for all human and veterinary uses. See "Business - License Agreements - Exclusive License to Incyclix" section of the 2023 Form 10-K for more details.

Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $14.1 million and $46.3 million of net product sales from COSELA for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. We recorded $0.4 million and $36.2 million of license revenue for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules, and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of March 31, 2024, we had cash and cash equivalents of $19.9 million and marketable securities of $45.3 million. Since inception we have incurred net losses. As of March 31, 2024, we had an accumulated deficit of $790.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. We expect to continue to incur significant expenses and increasing operating losses. As disclosed in the Liquidity and Capital Resources section, as of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
Components of our Results of Operations
Revenues
On February 12, 2021, COSELA was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues were derived from our license agreements.
Pursuant to the exclusive license agreement with Simcere, during the three months ended March 31, 2024, we recognized $0.1 million in patent and clinical trial reimbursable costs. We did not receive any development milestones during the three months ended March 31, 2024. On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China, which was recognized as license revenue during the period. See "Business - License Agreements - Exclusive license to Simcere for trilaciclib in Greater China" section of the 2023 Form 10-K for more details.

Pursuant to the terminated exclusive license agreement with EQRx, during the three months ended March 31, 2024, we recognized as revenue the remaining $0.2 million previously held as short-term deferred revenue on the balance sheet for the year-ended December 31, 2023, as the remaining clinical trial wind down costs following EQRx's termination of the license agreement were incurred. No milestones were previously achieved through the date of termination of the lerociclib license agreement, and as a result of the termination, we will not receive any further milestone payments or future royalties from EQRx. See "Business - License Agreements - Exclusive license to EQRx for lerociclib" section of the 2023 Form 10-K for more details.
Pursuant to the exclusive license agreement with Genor, we have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the three months ended March 31, 2024. See "Business - License Agreements - Exclusive license to Genor for lerociclib" section of the 2023 Form 10-K for more details.
Pursuant to the exclusive license agreement with Incyclix, we are entitled to receive an additional milestone payment and sales-based royalties, and have right of first negotiation to re-acquire these assets. We did not receive the development milestone payment during the three months ended March 31, 2024. See "Business - License Agreements - Exclusive license to Incyclix" section of the 2023 Form 10-K for more details.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, bonuses, benefits and stock-based compensation. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees, commercialization costs, expenses associated with obtaining and maintaining patents and costs of our information systems. We anticipate that our selling, general and administrative expenses will continue to increase in the future as we continue to expand our commercialization of COSELA.
Total other income (expense), net
Total other income (expense), net consists of interest income earned on cash and cash equivalents and interest expenses incurred under our loan and security agreement with Hercules.
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We did not recognize any income tax expense for the three months ended March 31, 2024 or 2023.

Results of operations
Comparison of the three months ended March 31, 2024 and March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023	$
	(in thousands)
Revenues
Product sales, net	$14,079	$10,492	$3,587
License revenue	397	2,454	(2,057)
Total revenues	14,476	12,946	1,530
Operating expenses
Cost of goods sold	1,079	1,459	(380)
Research and development	7,318	15,480	(8,162)
Selling, general and administrative	15,127	21,753	(6,626)
Total operating expenses	23,524	38,692	(15,168)
Loss from operations	(9,048)	(25,746)	16,698
Other income (expense)
Interest income	281	716	(435)
Interest expense	(1,978)	(3,089)	1,111
Other income (expense)	526	524	2
Total other income (expense), net	(1,171)	(1,849)	678
Loss before income taxes	(10,219)	(27,595)	17,376
Income tax expense	—	—	—
Net Loss	$(10,219)	$(27,595)	$17,376
Product sales, net
Product sales, net was $14.1 million and $10.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase of $3.6 million, or 34%, was primarily due to increased sales volume as we continued our commercialization efforts.
License revenue
License revenue was $0.4 million and $2.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. License revenue decreased $2.1 million, or 84%. In the current period, we recognized $0.4 million in license revenue related to patent and clinical trial costs reimbursed primarily by EQRx and Simcere.
Cost of goods sold
Cost of goods sold was $1.1 million and $1.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease of $0.4 million, or 27%, was primarily due to a cancellation fee recognized during the quarter ended March 31, 2023.
Research and development
Research and development expenses were $7.3 million for the three months ended March 31, 2024 as compared to $15.5 million for the three months ended March 31, 2023. The decrease of $8.2 million, or 53%, was primarily due to a decrease of $7.6 million in our clinical program costs, and a decrease of $0.6 million in personnel costs related to manufacturing active pharmaceutical ingredients and drug products to support our clinical trials. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Clinical Program Expenses—trilaciclib	$7,014	$13,988
Clinical Program Expenses—rintodestrant	1	(80)
Clinical Program Expenses—lerociclib	(202)	373
Chemical Manufacturing and Development	85	653
Discovery, Pre-Clinical and Other Expenses	420	546
Total Research and Development Expenses	$7,318	$15,480
Selling, general and administrative
Selling, general and administrative expenses were $15.1 million for the three months ended March 31, 2024 as compared to $21.8 million for the three months ended March 31, 2023. The decrease of $6.7 million, or 31%, was primarily due to decreases of $3.7 million in personnel costs, $1.8 million in commercialization activities, $0.6 million in medical affairs costs related to trilaciclib, $0.3 million in office and other administrative expenses, and $0.3 million in IT costs.
Total other income (expense), net
Total other income (expense), net was $(1.2) million for the three months ended March 31, 2024 as compared to $(1.8) million for three months ended March 31, 2023. The change of $0.6 million, or 33%, was primarily driven by a decrease of $0.4 million in interest income and a decrease of $1.1 million in interest expense on the loan payable due to the reduction of principal outstanding.
Income tax expense
There was no income tax expense recognized for the three months ended March 31, 2024 or the three months ended March 31, 2023.
Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $790.2 million and $780.0 million as of March 31, 2024 and December 31, 2023, respectively. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our success depends on the ability to successfully commercialize our technologies to support our operations and strategic plan. As of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet our needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations. Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above. In connection with the Loan Payable described in Note 7, we are required to remain in compliance with a minimum cash covenant and are subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which begins with the financial reporting for the period ending June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. As of March 31, 2024, we are in compliance with the minimum cash covenant and the conditional borrowing base requirements. If we do not maintain unrestricted cash equal to at least 35% of the outstanding or do not comply with the conditional borrowing base requirements or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt, resulting in us immediately needing additional funds.

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
On February 23, 2022, we amended the 2021 Form S-3 to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The 2021 Form S-3, as amended, will remain in effect for up to three years from the date it originally became effective, which was July 2, 2021.
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
The Loan Agreement was subsequently amended via First, Second, Third, and Fourth Amendments throughout 2021 and 2022. See “Note 7 – Loan Payable” to the accompanying audited financial statements included in Item 15 of the 2023 Form 10-K for a further description of each Amendment.
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
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. During the quarter ended March 31, 2024, we repaid $8.2 million in principal and $0.5 million in a pro-rata portion of the end of term charge. As of March 31, 2024, the outstanding principal of $41.8 million does not exceed the required threshold of trailing three month revenue for the period ended March 31, 2024. Additionally, as of March 31, 2024 the Company maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.

License Agreements
On May 22, 2020, we entered into a global license agreement with Incyclix, formerly ARC Therapeutics, LLC, for the development and commercialization of a CDK2 inhibitor for all human and veterinary uses. On June 15, 2020, we entered into an exclusive license agreement with Genor for the development and commercialization of lerociclib in the Genor Territory. On July 22, 2020, we entered into an exclusive license agreement with EQRx for the development and commercialization of lerociclib in the EQRx Territory. The license agreement with EQRx was terminated in August 2023. On August 3, 2020, we entered into an exclusive license agreement with Simcere for the development and commercialization of trilaciclib in all indications in the Simcere Territory. The license agreement with Simcere was amended on April 28, 2023. See “Note 10 – License Revenue” to the audited financial statements included in Item 15 of the 2023 Form 10-K for a further description of our license agreements and our relationships with Incyclix, Genor, EQRx, and Simcere.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$
	(in thousands)
Net cash used in operating activities	$(8,898)	$(29,053)	$20,155
Net cash provided by investing activities	5,289	2,910	2,379
Net cash used in financing activities	(8,722)	(214)	(8,508)
Net change in cash, cash equivalents, and restricted cash	$(12,331)	$(26,357)	$14,026
Net cash used in operating activities
During the three months ended March 31, 2024, net cash used in operating activities was $8.9 million, which consisted of a net loss of $10.2 million, accretion of discount on available for sale securities of $0.6 million, and a decrease in net operating assets and liabilities of $1.5 million, partially offset by non-cash stock compensation expense of $2.5 million, $0.3 million in amortization of debt issuance costs, $0.5 million of non-cash interest expense, and $0.1 million of depreciation expense.
During the three months ended March 31, 2023, net cash used in operating activities was $29.1 million which consisted of a net loss of $27.6 million, accretion of discount on available for sale securities of $0.5 million, and a decrease in net operating assets and liabilities of $6.3 million, partially offset by non-cash stock compensation expense of $3.8 million, $0.5 million in amortization of debt issuance costs, $0.1 million of depreciation expense and $0.9 million of non-cash interest expense.
Net cash provided by investing activities
During the three months ended March 31, 2024, net cash provided by investing activities was $5.3 million, due to maturities of $22.5 million in marketable securities, offset by the purchase of $17.2 million in marketable securities.
During the three months ended March 31, 2023, net cash provided by investing activities was $2.9 million, due to maturities of $28.0 million in marketable securities, offset by the purchase of $25.1 million in marketable securities.
Net cash (used in) financing activities
During the three months ended March 31, 2024, net cash used in financing activities was $8.7 million, which consisted primarily of $8.7 million for repayment of debt and proportionate amount of the end of term fee.
During the three months ended March 31, 2023, net cash used in financing activities was $214 thousand which consisted of $215 thousand in payment of public offering costs, offset by $1 thousand in net proceeds from the exercise of stock options.

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
We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our projected cash needs for at least the next 12 months from the date of issuance of the condensed financial statements.
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
•the potential benefit of the NMPA’s approval for our products and product candidates and our ability to provide comprehensive clinical data from post-approval clinical research;
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

Contractual Obligations, Commitments and Contingencies
There have been no material changes to our contractual obligations during the current period from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the balance sheet, and the reported amount of expenses incurred during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements and understanding and evaluating our reported financial results. We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2023 Form 10-K. We have updated Note 2 to the condensed financial statements to include disclosure related to our critical accounting policy and significant judgment related to the classification of debt.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed in Note 2 of our audited financial statements included in our 2023 Form 10-K, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. We did not adopt any new accounting pronouncements that had a material effect on our condensed financial statements during the quarter ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $19.9 million and marketable securities of $45.3 million as of March 31, 2024. Cash and cash equivalents consist of deposits in banks, including checking accounts and money market accounts and funds. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement (as such is amended from time to time) accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.65%, and (ii) 9.15%. As of March 31, 2024, $41.8 million of principal was outstanding under the Loan Agreement with Hercules. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Loan and Security Agreement" section of the 2023 Form 10-K for more details.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. In addition to the other information contained elsewhere in this report, you should carefully consider the risks and uncertainties described in our “Item 1A. Risk Factors” of our 2023 Form 10-K, which could materially affect our business, financial condition or future results before investing in our common stock. There have been no material changes in the risk factors set forth in Part II, Item 1A of our 2023 Form 10-K.
Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6. Exhibits

Exhibit Number	Description
10.1*
First Amendment to Employment Agreement by and between John E. Bailey Jr. and the Registrant effective as of April 1, 2024, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2024 (File No. 001-38096) and incorporated herein by reference

10.2*
First Amendment to Employment Agreement by and between John W. Umstead V and the Registrant effective as of April 1, 2024, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2024 (File No. 001-38096) and incorporated herein by reference

10.3*
First Amendment to Employment Agreement by and between Mark Avagliano and the Registrant effective as of April 1, 2024, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2024 (File No. 001-38096) and incorporated herein by reference.

10.4*†	First Amendment to Employment Agreement by and between Andrew Perry and the Registrant effective as of April 1, 2024

10.5*†	Third Amendment to Employment Agreement by and between Rajesh Malik and the Registrant effective as of April 1, 2024.

10.6*†	Second Amendment to Employment Agreement by and between Terry Murdock and the Registrant effective as of April 1, 2024.

10.7*†	First Amendment to Employment Agreement by and between Monica R. Thomas and the Registrant effective as of April 1, 2024.

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: May 1, 2024	By:	/s/ John W. Umstead V
John W. Umstead V
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)