Form 10-Q
period 2024-06-30
G1 Therapeutics, Inc.
filed 2024-08-08
CIK 1560241

21

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024 the registrant had 52,758,191 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
G1 Therapeutics, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$15,074	$32,218
Restricted cash	63	63
Marketable securities	45,656	49,938
Accounts receivable and unbilled receivables, net	13,309	12,687
Inventories	13,383	12,442
Prepaid expenses and other current assets	5,437	7,600
Total current assets	92,922	114,948
Property and equipment, net	1,235	1,476
Restricted cash	187	187
Operating lease assets	4,345	4,908
Other assets	—	21
Total assets	$98,689	$121,540
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,156	$3,992
Accrued expenses	17,081	21,893
Deferred revenue	949	620
Loan payable, current portion	11,412	—
Other current liabilities	2,906	3,211
Total current liabilities	37,504	29,716
Loan payable, net of current portion	32,906	51,557
Deferred revenue	—	500
Operating lease liabilities	3,646	4,340
Other liabilities	41	41
Total liabilities	74,097	86,154
Stockholders’ equity
Common stock, $0.0001 par value, 120,000,000 shares authorized as of June 30, 2024, and December 31, 2023; 52,724,545 and 51,952,741 shares issued as of June 30, 2024, and December 31, 2023, respectively; 52,697,879 and 51,926,075 shares outstanding as of June 30, 2024, and December 31, 2023, respectively	5	5
Treasury stock, 26,666 shares as of June 30, 2024, and December 31, 2023	(8)	(8)
Additional paid-in capital	820,268	815,374
Accumulated deficit	(795,673)	(779,985)
Total stockholders’ equity	24,592	35,386
Total liabilities and stockholders' equity	$98,689	$121,540
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Operations (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$15,838	$11,091	$29,917	$21,583
License revenue	708	31,301	1,105	33,755
Total revenues	16,546	42,392	31,022	55,338
Operating expenses
Cost of goods sold	733	1,404	1,812	2,863
Research and development	5,738	12,040	13,056	27,520
Selling, general and administrative	13,610	17,432	28,737	39,185
Total operating expenses	20,081	30,876	43,605	69,568
Income (loss) from operations	(3,535)	11,516	(12,583)	(14,230)
Other income (expense)
Interest income	225	643	506	1,359
Interest expense	(2,726)	(2,710)	(4,704)	(5,799)
Other income	567	569	1,093	1,093
Total other expense, net	(1,934)	(1,498)	(3,105)	(3,347)
Income (loss) before income taxes	(5,469)	10,018	(15,688)	(17,577)
Income tax expense	—	1,308	—	1,308
Net income (loss)	$(5,469)	$8,710	$(15,688)	$(18,885)
Earnings per share attributable to common stockholders:
Basic	$(0.10)	$0.17	$(0.30)	$(0.37)
Diluted	$(0.10)	$0.14	$(0.30)	$(0.37)
Weighted average common shares outstanding:
Basic	52,475,190	51,667,099	52,323,436	51,657,456
Diluted	52,475,190	61,040,507	52,323,436	51,657,456

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Stockholders' Equity (unaudited)
(in thousands, except share amounts)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,952,741	$5	(26,666)	$(8)	$815,374	$(779,985)	$35,386
Public offering	—	—	—	—	—	—	—
Exercise of common stock options	90,266	—	—	—	26	—	26
Restricted stock units vested	218,044	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,546	—	2,546
Net loss during quarter	—	—	—	—	—	(10,219)	(10,219)
Balance at March 31, 2024	52,261,051	$5	(26,666)	$(8)	$817,946	$(790,204)	$27,739
Public Offering	—	—	—	—	—	—	—
Exercise of common stock options	89,569	—	—	—	232	—	232
Restricted stock units vested	373,925	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,090	—	2,090
Net loss during quarter	—	—	—	—	—	(5,469)	(5,469)
Balance at June 30, 2024	52,724,545	$5	(26,666)	$(8)	$820,268	$(795,673)	$24,592

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total stock- holders' equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,526,100	$5	(26,666)	$(8)	$800,768	$(732,018)	$68,747
Public offering	—	—	—	—	(1)	—	(1)
Exercise of common stock options	3,008	—	—	—	1	—	1
Restricted stock units vested	156,855	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,836	—	3,836
Net loss during quarter	—	—	—	—	—	(27,595)	(27,595)
Balance at March 31, 2023	51,685,963	$5	(26,666)	$(8)	$804,604	$(759,613)	$44,988
Public Offering	—	—	—	—	40	—	40
Exercise of common stock options	—	—	—	—	—	—	—
Restricted stock units vested	49,150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,810	—	3,810
Net income during quarter	—	—	—	—	—	8,710	8,710
Balance at June 30, 2023	51,735,113	$5	(26,666)	$(8)	$808,454	$(750,903)	$57,548

The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Condensed Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,688)	$(18,885)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,636	7,646
Accretion of discount on available for sale securities	(1,235)	(1,097)
Depreciation and amortization	241	262
Amortization of debt origination related costs	128	354
Accretion of end of term fees on debt	1,391	486
Non-cash interest expense	493	630
Change in operating assets and liabilities
Accounts receivable	(622)	(2,077)
Inventories	(941)	579
Prepaid expenses and other assets	2,763	657
Accounts payable	1,137	(2,020)
Accrued expenses and other liabilities	(6,304)	(1,139)
Deferred revenue	(171)	(364)
Net cash used in operating activities	(14,172)	(14,968)
Cash flows from investing activities
Purchases of marketable securities	(53,683)	(65,244)
Maturities of marketable securities	59,200	68,500
Proceeds from disposal of property and equipment	1	—
Net cash provided by investing activities	5,518	3,256
Cash flows from financing activities
Proceeds from stock options exercised	258	1
Repayment of debt principal	(8,195)	(25,000)
Payment of end of term fees on debt	(553)	(1,688)
Payment of public offering costs	—	(281)
Net cash used in financing activities	(8,490)	(26,968)
Net change in cash, cash equivalents and restricted cash	(17,144)	(38,680)
Cash, cash equivalents and restricted cash
Beginning of period	32,468	94,907
End of period	$15,324	$56,227
Supplemental disclosure of cash flow information
Cash paid for interest	$3,335	$5,179
The accompanying notes are an integral part of these condensed financial statements.

G1 Therapeutics, Inc.
Notes to Financial Statements
(unaudited)
1. Description of Business
G1 Therapeutics, Inc. (the “Company”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. The Company's first product approved by the U.S. Food and Drug Administration (“FDA”), COSELA® (trilaciclib), is the first and only therapy indicated to proactively help protect bone marrow from the damage of chemotherapy (myeloprotection) in patients with extensive-stage small cell lung cancer (“ES-SCLC”), and is the first innovation in managing myeloprotection in decades. In October 2023, COSELA (trilaciclib hydrochloride for injection) was granted full approval by the China National Medical Products Administration (NMPA) for marketing in mainland China. The Company is focused on accelerating and expanding the growth of COSELA in our ES-SCLC indication in the U.S., expanding the COSELA business globally through ongoing partnership initiatives and evaluating other myeloprotection uses for the drug.
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
The information presented in the condensed financial statements and related notes as of June 30, 2024, and for the three and six months ended June 30, 2024, and 2023, is unaudited. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024 (the “2023 Form 10-K”). The December 31, 2023 condensed balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.
The Company has experienced net losses since its inception and had an accumulated deficit of $795.7 million and $780.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company does not intend to engage in any new research and development activities in the foreseeable future. The success and future profitability of the Company depends on its ability to continue the global commercialization of COSELA in the extensive-stage small cell lung cancer market to support its operations. Management has evaluated actions already taken, the projected opportunity to reach profitability, future cash flow projections, and the ability of the Company to remain in compliance with the financial covenants and requirements as defined within the Loan Agreement (as defined below). Based on the foregoing, as of the date of issuance of these condensed financial statements, the Company expects that its cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund the Company’s planned operations and remain in compliance with its objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. The Company expects to finance its cash needs through the successful commercialization of COSELA, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In the event that the Company is unable to do so, there can be no assurances that the Company will be able to fund its operations without additional financing through a combination of equity offerings, debt financings, or other third-party funding. In the event the Company is not successful in obtaining sufficient funding, that terms are unsatisfactory to the Company, or that funding will be insufficient to meet its needs, this could delay or impede the Company’s global commercialization efforts, which could adversely affect its business prospects, or its ability to continue its operations. The Company’s condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

In connection with the Loan Payable described in Note 7, the Company is required to be in compliance with a minimum cash covenant and is subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which began with the financial reporting for the period ended June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If the Company is not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt resulting in the Company immediately needing additional funds. As of June 30, 2024, the Company was in compliance with the minimum cash covenant and the conditional borrowing base requirements as set forth in the Loan Agreement.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2024 consist of amounts on deposit in banks, including checking accounts and money market accounts and funds. Cash deposits are all in financial institutions in the United States. As part of the lease for the office space which commenced on September 2, 2019, the Company obtained a standby letter of credit in the amount of $0.5 million related to the security deposit. This letter of credit is secured by a money market account at the financial institution and is classified as restricted cash on the Company's balance sheet. The letter of credit will be reduced ratably on each anniversary of the commencement of the lease until the end of the lease term. As of June 30, 2024, restricted cash totaled $250 thousand.
Marketable Securities
The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classified all of its marketable securities at June 30, 2024 as “available-for-sale” pursuant to ASC Topic 320, Investments – Debt and Equity Securities. Investments not classified as cash equivalents are presented as either short-term or long-term investments based on both their maturities as well as the time period the Company intends to hold such securities. Available-for-sale securities are maintained by an investment manager and primarily consist of fixed income securities. Available-for-sale securities are carried at fair value. Any premium or discount arising at purchase is amortized or accreted to interest income over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (income) expense, net. As of June 30, 2024, the unrealized gains and losses were not considered to be material.
Accounts Receivable
The Company’s accounts receivable consists of amounts due from specialty distributors in the U.S. (collectively, its “customers”) related to sales of COSELA and have standard payment terms. Trade receivables are recorded net of the estimated variable consideration for chargebacks based on contractual terms and the Company’s expectation regarding the utilization and earnings of the chargebacks and discounts as well as the net amount expected to be collected from the Company’s customers. Estimates of the Company’s credit losses, of which there were none for the quarter ended June 30, 2024, are determined based on existing contractual payment terms, individual customer circumstances, and any changes to the economic environment.
In addition, the Company’s accounts receivable consists of open invoices issued to its license partners for services rendered by the Company or receivables with its license partners for invoices related to milestones that were completed and recognized as revenue. The Company also has unbilled accounts receivable related to clinical trial reimbursements where the Company has the right to invoice the license partner and accordingly has recognized revenue. Invoicing to the license partner will occur once the Company has been invoiced by the service provider. As of June 30, 2024, unbilled accounts receivable totaled $0.3 million.

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
Debt
The Company classifies its loan payable in current or long-term liabilities based on the timing of scheduled principal payments. The loan and security agreement with Hercules Capital, Inc. ("Hercules") (as amended by the first, second, third, fourth and fifth amendments to the agreement, the “Loan Agreement”) contains events of default, including a material adverse change, which is subjectively defined, in the Company’s business, payment defaults, and breaches of covenants following any applicable cure period. In the event of default by the Company under the Loan Agreement, the Company may be required to repay all amounts then outstanding under the Loan Agreement. The Company has determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, has classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. Deposits with financial institutions are insured, up to certain limits, by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s cash deposits often exceed the FDIC insurance limit; however, all deposits are maintained with high credit quality institutions and the Company has not experienced any losses in such accounts. The financial condition of financial institutions is periodically reassessed, and the Company believes the risk of any loss on cash due to credit risk is minimal.
All of the Company's product sales are made to three distributor organizations, none of which individually contributed more than fifty percent of product sales during the reporting periods ended June 30, 2024 or December 31, 2023. The sales to these three organizations accounted for 97% and 88% of gross accounts receivable, as of June 30, 2024 and December 31, 2023, respectively. Based on an analysis of historical payment patterns for such customers, the Company believes the risk of loss is minimal, as the Company has not experienced any material losses from uncollectible accounts.

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
The Company also incurs stock-based compensation expense related to restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”), and deferred share units (“DSUs”). The fair value of RSUs, PSUs, and DSUs is determined by the closing market price of the Company’s common stock on the date of grant and then recognized over the requisite service period of the award. As the PSUs have non-market performance and service conditions, compensation expense will be recognized over the requisite service periods if and when the achievement of such performance condition(s) is determined to be probable by the Company. If a performance condition is not determined to be probable or is not met, no stock-based compensation expense is recognized. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of June 30, 2024, the Company did not deem the achievement of any performance condition(s) to be probable and no compensation expense related to PSUs was recognized.
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

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company reflects in the condensed financial statements the benefit of positions taken in a previously filed tax return or expected to be taken in a future tax return only when it is considered ‘more-likely-than-not’ that the position taken will be sustained by a taxing authority. As of June 30, 2024 and December 31, 2023, the Company had no unrecognized income tax benefits and correspondingly there is no impact on the Company’s effective income tax rate associated with these items. The Company’s policy for recording interest and penalties relating to uncertain income tax positions is to record them as a component of income tax expense in the accompanying condensed statements of operations. As of June 30, 2024 and December 31, 2023, the Company had no such accruals.
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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.
The carrying amounts of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of their short-term nature.
At June 30, 2024 and December 31, 2023, these financial instruments and respective fair values have been classified as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at June 30, 2024
Assets:
Money market accounts and funds	$15,091	$—	$—	$15,091
Marketable securities:
U.S. Treasury Bills	45,656	—	—	45,656
Total assets at fair value	$60,747	$—	$—	$60,747

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Balance at December 31, 2023
Assets:
Money market accounts and funds	$32,110	$—	$—	$32,110
Marketable securities:
U.S. Treasury Bills	49,938	—	—	49,938
Total assets at fair value	$82,048	$—	$—	$82,048
During the three and six months ended June 30, 2024, and the year ended December 31, 2023, there were no changes in valuation methodology.
As of June 30, 2024, the carrying value of the Loan Payable (discussed in Note 7) was $44.3 million, and approximates fair value as the variable interest rate re-prices frequently.
4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,442	$2,422
Work in process	9,185	9,593
Finished goods	1,756	427
Inventories	$13,383	$12,442
The Company uses third party contract manufacturing organizations for the production of its raw materials, active pharmaceutical ingredients, and finished drug product which the Company owns. The Company evaluates the risk of excess inventory and product expiry by evaluating current and future product demand relative to product shelf life.
5. Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$327	$327
Laboratory equipment	331	334
Furniture and fixtures	866	866
Leasehold improvements	1,782	1,782
Manufacturing equipment	506	506
Accumulated depreciation	(2,577)	(2,339)
Property and equipment, net	$1,235	$1,476
Depreciation expenses relating to property and equipment were $121 thousand and $241 thousand for the three and six months ended June 30, 2024, respectively, and $130 thousand and $262 thousand for the three and six months ended June 30, 2023, respectively.

6. Accrued Expenses
Accrued expenses are comprised as follows (in thousands):

	June 30, 2024	December 31, 2023
Accrued external research	$25	$109
Accrued professional fees and other	6,752	5,854
Accrued external clinical study costs	8,332	10,944
Accrued compensation expense	1,972	4,986
Accrued expenses	$17,081	$21,893
7. Loan Payable
On May 29, 2020, the Company entered into a loan and security agreement (the "Loan Agreement") with Hercules Capital, Inc. (“Hercules”), under which Hercules agreed to lend the Company up to $100.0 million, to be made available in a series of tranches, subject to certain terms and conditions. The first tranche totals $30.0 million, of which the Company received $20.0 million at closing. Upon initiation of the Phase 3 trial of COSELA for metastatic colorectal cancer and receiving FDA approval for COSELA for small cell lung cancer (the "Performance Milestone”), the second tranche of $20.0 million became available to the Company for drawdown through December 15, 2021. The third tranche of $30.0 million was available through December 31, 2022. The fourth tranche of $20.0 million was available at Hercules’ approval through December 31, 2022.
The Loan Agreement was subsequently amended via First, Second, Third, and Fourth Amendments throughout 2021 and 2022.
On June 6, 2023, the Company entered into a Fifth Amendment to the Loan Agreement (the “Fifth Amendment”) with Hercules, under which Hercules agreed to lend the Company up to $75.0 million, subject to specified conditions. In conjunction with the closing of the Fifth Amendment, the Company repaid $25.0 million of the outstanding debt such that the total loan amount outstanding upon closing of the Fifth Amendment is $50.0 million. In addition to the $25.0 million principal prepayment, upon closing of the Fifth Amendment, the Company made a $1.7 million pro-rata payment of the end-of-term charge. The Company continues to be required to make a payment to Hercules for $2.1 million on the earliest occurrence of (i) June 1, 2025, (ii) the date the Company repays the outstanding principal amount in full, or (iii) the date that the principal amount becomes due and payable in full.
The Fifth Amendment eliminated advances under tranches 2 and 3 and increased the advance available under tranche 4 from $15.0 million to $25.0 million and extended the time for drawing the Tranche 4 Advance (as defined in the Loan Agreement) from June 30, 2024 to December 15, 2024.
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
The Company may prepay advances under the Fifth Amendment, in whole or in part, at any time subject to a prepayment charge equal to (a) 3.0% of the prepayment amount in the first year from the effective date of the Fourth Amendment to the Loan Agreement (the "Fourth Amendment"); (b) 2.0% of the prepayment amount in the second year from the effective date of the Fourth Amendment; and (c) 1.0% of the prepayment amount in the third year from the effective date of the Fourth Amendment. For the avoidance of doubt, no prepayment charge shall be applicable when repayments are required to maintain compliance with the conditional borrowing base limit as discussed below.
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
During the previous quarter ended March 31, 2024, the Company repaid $8.2 million in principal and $0.5 million in a pro-rata portion of the end of term charge. As of June 30, 2024, the outstanding principal of $41.8 million does not exceed the required threshold of trailing three month revenue for the period ended June 30, 2024. Additionally, as of June 30, 2024 the Company maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.
As of June 30, 2024 and December 31, 2023, the carrying value of the debt under the Loan Agreement, which approximates its fair value, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Loan payable, principal	$41,805	$50,000
End of term charges	4,907	5,460
Loan payable, including end of term charges	46,712	55,460
Unamortized debt discount, issuance costs, and unaccreted value of end of term charges	(2,394)	(3,903)
Carrying value of loan payable	$44,318	$51,557
As of June 30, 2024, the Company classified $11.4 million of the loan payable as current, which represents $13.0 million of principal payments and end of term fees due to Hercules within 12 months from June 30, 2024, net of $1.4 million in accretion of end of term fees and $0.2 million in amortization of the debt discount and debt issuance costs.
The effective interest rate of the outstanding debt under the Loan Agreement was approximately 21.8% and 18.2% as of June 30, 2024 and 2023, respectively. The Company recognized $4.7 million of interest expense related to the debt for the six months ended June 30, 2024. Included in such expense was $1.4 million related to accretion of the end of term charges and an immaterial amount of debt discount and debt issuance cost amortization. During the six months ended June 30, 2023, the Company recognized $5.8 million of interest expense related to the debt, of which $0.5 million related to accretion of the end of term charges and an immaterial amount related to debt discount and debt issuance cost amortization. Interest expense is reflected in other income (expense), net on the Condensed Statement of Operations.

Estimated future principal payments due under the Loan Agreement, including the contractual end of term charges and excluding interest, are as follows as of June 30, 2024 (in thousands):

Future Payments
2024	$1,517
2025	21,685
2026	23,510
Total principal payments, including end of term charges	$46,712
8. Stockholders’ Equity
Common stock
The Company is authorized to issue 120,000,000 shares of common stock. Holders of common stock are entitled to one vote per share and are entitled to receive dividends, as if and when declared by the Company’s Board of Directors.
Preferred stock
The Company is authorized to issue 5,000,000 shares of undesignated preferred stock in one or more series. As of June 30, 2024, no shares of preferred stock were issued or outstanding.
Shares Reserved for Future Issuance
The Company has reserved authorized shares of common stock for future issuance at June 30, 2024 and December 31, 2023 as follows:

	June 30, 2024	December 31, 2023
Common stock options outstanding	7,004,330	6,774,186
RSUs outstanding (1)	1,501,329	1,613,215
PSUs outstanding (1)	270,000	218,450
DSUs outstanding (1)	100,000	50,000
Options, RSUs, PSUs and DSUs available for grant under Equity Incentive Plans (1)	2,489,975	2,385,034
	11,365,634	11,040,885
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
In May 2023, the Company adopted the G1 Therapeutics, Inc. Deferred Compensation Plan for Non-Employee Directors to enable non-employee directors of the Company (each a “Non-Employee Director”) to elect to defer annually the receipt of shares that vest in accordance with the terms of RSUs granted under the 2017 Plan (the “Vested RSUs”) for service as a Non-Employee Director (the “Deferred Compensation Plan”). The Deferred Compensation Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Deferred Compensation Plan, the Non-Employee Directors shall be entitled to file with the Compensation Committee of the Board prior to December 31 of each Plan Year (as defined therein) an election form so as to make an election under the Deferred Compensation Plan effective for the following Plan Year, pursuant to which a Non-Employee Director may elect to defer receipt of shares underlying Vested RSUs with respect to RSUs granted in the following Plan Year. The Deferred Compensation Plan is unfunded and unsecured.
As of June 30, 2024, there were a total of 1,354,120 shares of common stock available for future issuance under the 2017 Plan.
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
As of June 30, 2024, there was a total of 1,135,855 shares of common stock available for future issuance under the Amended and Restated 2021 Plan.
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
The table below summarizes the stock-based compensation expense recognized in the Company’s statement of operations by classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$16	$123	$35	$158
Research and development	282	514	661	1,188
Selling, general and administrative	1,792	3,173	3,940	6,300
Total stock-based compensation expense	$2,090	$3,810	$4,636	$7,646
Stock options – Black-Scholes inputs
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	97.9% - 100.9%	86.2% - 88.4%	88.8% - 100.9%	81.4% - 88.4%
Weighted-average risk free rate	4.2% - 4.6%	3.6% - 3.9%	3.9% - 4.6%	3.4% - 3.9%
Dividend yield	—%	—%	—%	—%
Expected term (in years)	5.53	5.77	6.00	6.00

Stock Option Activity
The following table is a summary of stock option activity for the six months ended June 30, 2024:

			Weighted average
	Options outstanding	Weighted average exercise price	Remaining contractual for life (Years)	Aggregate intrinsic value
				(in thousands)
Balance as of December 31, 2023	6,774,186	$13.60	6.4	$944
Granted	1,316,180	2.98
Cancelled	(906,201)	12.26
Exercised	(179,835)	1.44
Balance as of June 30, 2024	7,004,330	$12.09	6.5	$379
Exercisable at December 31, 2023	4,813,088	$15.80	5.5	$859
Vested at December 31, 2023 and expected to vest	6,774,186	$13.60	6.4	$944
Exercisable at June 30, 2024	4,864,314	$15.06	5.5	$373
Vested at June 30, 2024 and expected to vest	7,004,330	$12.09	6.5	$379
As of June 30, 2024, unrecognized compensation expense related to unvested stock options totaled $7.6 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units
The Company’s RSUs are considered nonvested share awards and require no payment from the employee. For each RSU, employees receive one common share at the end of the vesting period. Compensation cost is recorded based on the market price of the Company’s common stock on the grant date and is recognized on a straight-line basis over the requisite service period.
The following table is a summary of the RSU activity for the six months ended June 30, 2024:

	Number of RSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	1,613,215	$5.25
Granted	828,848	3.12
Cancelled	(348,765)	4.45
Vested	(591,969)	5.75
Balance as of June 30, 2024	1,501,329	$4.06
As of June 30, 2024, there was $5.1 million of total unrecognized compensation cost related to the Company's RSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.

Performance Based Restricted Stock Units
The Company's PSUs are considered nonvested share awards and require no payment from the employee. For each PSU, employees receive one common share at the end of the vesting period, subject to non-market performance and service conditions. Compensation cost is recorded based on the market price of the Company's common stock on the grant date and is recognized over the requisite service if and when the achievement of such performance condition(s) is determined to be probable by the Company. The Company reassesses the probability of achieving the performance condition(s) at each reporting period. As of June 30, 2024, the Company did not deem the achievement of any performance condition(s) to be probable and compensation expense related to PSUs was not recognized.
The following table is a summary of the PSU activity for the six months ended June 30, 2024:

	Number of PSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	218,450	$5.73
Granted	100,700	2.97
Cancelled	(49,150)	5.73
Vested	—	—
Balance as of June 30, 2024	270,000	$4.70
As of June 30, 2024, there was $1.3 million of total unrecognized compensation cost related to the Company's PSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
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
The following table is a summary of the DSU activity for the six months ended June 30, 2024:

	Number of DSUs	Weighted – Average Fair Value per Share
Balance as of December 31, 2023	50,000	$2.83
Granted	50,000	2.99
Cancelled	—	—
Common shares issued	—	—
Balance as of June 30, 2024	100,000	$2.91
As of June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to the Company's DSUs that are expected to vest. These costs are expected to be recognized over a weighted-average period of approximately 1.0 year.

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
There was no revenue recognized during the six months ended June 30, 2024 or 2023.
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
There was no milestone revenue recognized during the six months ended June 30, 2024 or 2023.
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
During the six months ended June 30, 2024, the remaining $0.2 million previously held as short-term deferred revenue on the balance sheet for the year-ended December 31, 2023 was recognized as revenue as the remaining clinical trial wind down costs following EQRx's termination of the license agreement were incurred. During the six months ended June 30, 2023, the Company recognized revenue of $0.8 million for the reimbursement of patent and clinical trial costs.
Simcere License Agreement
On August 3, 2020, the Company entered into an exclusive license agreement with Simcere Pharmaceutical Co., Ltd. ("Simcere") for the development and commercialization of trilaciclib in all indications in Greater China (mainland China, Hong Kong, Macau, and Taiwan) (the “Simcere Territory”). Under the license agreement, the Company granted to Simcere an exclusive, royalty-bearing, non-transferable license, with the right to grant sublicenses, to develop, obtain, hold and maintain regulatory approvals for, and commercialize trilaciclib in the Simcere Territory. Since entering into the license agreement, the Company had received an upfront payment of $14.0 million and an additional $22.0 million for the achievement of development milestones through December 31, 2022.
On April 28, 2023, the Company amended the license agreement with Simcere, whereby the Company received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China. In addition, the milestone payments under the license agreement were adjusted such that the Company will be eligible to receive a $5.0 million payment upon Simcere’s filing an New Drug Application ("NDA") of triple negative breast cancer ("TNBC") in mainland China and a $13.0 million payment upon Simcere receiving regulatory approval of TNBC in mainland China. Under the amended license agreement, Simcere is not responsible for any sales milestone payments or any royalties accrued after April 28, 2023. Following the amendment, the Company continues to own all the global development and commercial rights to trilaciclib, excluding Greater China.
During the six months ended June 30, 2024, revenue recognized for supply and manufacturing services and for the reimbursement of patent and clinical trial costs was immaterial. During the six months ended June 30, 2023, the Company recognized $30.0 million in revenue from the one-time payment for the relief of future royalty payments, $2.0 million in revenue for supply and manufacturing services, $0.6 million in royalty revenue, and $0.2 million in revenue for the reimbursement of patent and clinical trial costs.
There was no milestone revenue recognized during the six months ended June 30, 2024 or 2023.
Pepper License Agreement
On April 30, 2024, the Company entered into an exclusive licensing agreement with Pepper Bio, Inc. ("Pepper"). Under the license agreement, the Company granted to Pepper the exclusive rights to develop, manufacture, and commercialize lerociclib for all indications except for certain radioprotectant uses in the US, Europe, Japan, and all other global markets, excluding the Asia-Pacific region ("Pepper Territory").

Under the license agreement, Pepper agreed to pay the Company a non-refundable, upfront cash payment of $0.5 million with the potential to pay an additional $120.0 million upon achievement of certain development milestones and $15.0 million upon achievement of certain commercial milestones, in up to three indications. In addition, Pepper will pay the Company low double-digit royalties on aggregate annual net sales of lerociclib in the Pepper Territory. In June 2024, the Company transferred to Pepper the related technology and know-how that is necessary to develop, manufacture, and commercialize lerociclib in the Pepper Territory, which resulted in the recognition of $0.5 million in revenue in accordance with ASC 606.
There was no milestone revenue recognized through June 30, 2024.
Deimos License Agreement
On May 20, 2024, the Company entered into an exclusive licensing agreement with Deimos Biosciences Inc. ("Deimos"), a portfolio company of Jupiter Bioventures ("Jupiter"), which was co-founded by a current board member (see "Note 13 - Related Party Transactions" of this Form 10-Q for more details). Under the license agreement, the Company granted to Deimos the exclusive rights to develop, manufacture, and commercialize lerociclib for certain radioprotective uses in the US, Europe, Japan, and all other global markets, excluding the Asia-Pacific region ("Deimos Territory"), which the Company has already licensed to Genor. As described above, lerociclib was recently licensed globally (excluding the Asia-Pacific region) to Pepper for all indications except for certain radioprotectant uses.
Under the license agreement, the Company is expected to receive shares of Deimos’ common stock representing 10% of Deimos’ outstanding equity capitalization, on a fully diluted basis, measured at and granted on the earlier of the completion of all of Deimos’ preclinical development activities, or August 31, 2024. In addition to the equity grant, Deimos will pay royalties to the Company on a calendar year basis equal to 20% of aggregate annual net sales of licensed products sold in the Deimos Territory. Royalties will be paid on a licensed product-by-licensed product and country-by-country basis. Under the terms of the license agreement, if a Priority Review Voucher (PRV) is issued to Deimos, the Company is entitled to a percentage of the proceeds from Deimos' potential future sale or transfer of the PRV.
The Company assessed the license agreement in accordance with ASC 606 and has identified one performance obligation in the contract, which is the transfer of the license, as Deimos can benefit from the license using its own resources. The Company did not recognize any license revenue during the three months ended June 30, 2024, because the Company had not yet provided all necessary information to Deimos to benefit from the license, and the Company had not yet received its equity in Deimos as of June 30, 2024.
11. Net Loss per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted common stock. The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented below, except for the three months ended June 30, 2023, because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options issued and outstanding	7,326,974	7,696,646	7,521,345	7,888,449
Unvested RSUs	1,689,307	1,450,070	1,824,420	1,202,495
Unvested PSUs	270,442	218,450	292,595	214,829
Unvested DSUs	59,340	8,242	54,671	4,144
Total potential dilutive shares	9,346,063	9,373,408	9,693,031	9,309,917
Amounts in the table above reflect the common stock equivalents of the noted instruments.

12. Income Taxes
The Company’s effective income tax rate was 0.0% and 13.1% for the three months ended June 30, 2024 and 2023, respectively, and 0.0% and (7.4)% for the six months ended June 30, 2024 and 2023, respectively The Company continues to recognize losses in the United States and therefore, has recorded no tax benefit associated with these losses.
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
On May 20, 2024, the Company entered into an exclusive licensing agreement with Deimos, a portfolio company of Jupiter. Norman E. Sharpless, M.D. is currently a member of the Company's Board of Directors, and a co-founder and managing director of Jupiter. Dr. Sharpless has an equity interest in Jupiter and Deimos; however, Dr. Sharpless does not directly oversee Deimos and was recused from voting during negotiation of the license agreement with the Company.
14. Subsequent Events
On August 6, 2024, the Company, Pharmacosmos A/S, a Danish Aktieselskab (“Pharmacosmos”), and Genesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pharmacosmos (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of the Company’s common stock, at a price per share of $7.15, net to the seller in cash, without interest and subject to any withholding of taxes required by applicable law. Assuming closing of the Offer, Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation, and the Company will deregister its common stock. The merger is expected to close in the late third quarter of 2024. If the Merger Agreement is terminated by the Company under certain circumstances specified in the Merger Agreement, the Company will be required to pay Pharmacosmos a termination fee of $12.1 million.
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
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “G1” mean G1 Therapeutics, Inc.
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel small molecule therapeutics for the treatment of patients with cancer. COSELA® (trilaciclib), our first product approved by the U.S. Food and Drug Administration (“FDA”), is the first and only therapy indicated to proactively help protect bone marrow (myeloprotection) from the damage of chemotherapy and is the first innovation in managing myeloprotection in decades. COSELA (trilaciclib hydrochloride for injection) is also approved by the China National Medical Products Administration ("NMPA") for marketing in mainland China and is commercialized by our partner, Simcere, in Greater China (mainland China, Hong Kong, Macau and Taiwan).

Trilaciclib was developed from a technology platform that targets key cellular pathways including transient arrest of the cell cycle at the G1 phase, prior to the beginning of DNA replication. Controlled administration and clean G1 arrest from transient CDK4/6 inhibition can protect bone marrow from cytotoxic damage during treatment. Beyond our primary extensive-stage small cell lung cancer ("ES-SCLC") indication in the United States, we are focusing our efforts on potentially developing trilaciclib in antibody-drug conjugate ("ADC") combinations.
We believe our opportunities for growth include, (1) accelerating and expanding the growth of COSELA in our initial ES-SCLC marketed indication in the U.S., (2) expanding the COSELA business globally through ongoing partnership initiatives, and (3) evaluating other myeloprotection uses for the drug. We will also seek a development partner to develop trilaciclib in combination with certain leading ADC treatments with an opportunity to meaningfully improve their efficacy and safety.
G1 Therapeutics owns all global development and commercial rights for trilaciclib across all indications, with the exception of Greater China (Simcere).
We use “COSELA” when referring to our FDA approved drug and “trilaciclib” when referring to our development of COSELA for additional indications.
Commercial Product
On February 12, 2021, the FDA approved COSELA (trilaciclib for intravenous injection) to decrease the incidence of chemotherapy-induced myelosuppression in adult patients treated with a platinum/etoposide-containing regimen or topotecan-containing regimen for ES-SCLC. COSELA became commercially available in the United States through our specialty distributor network on March 2, 2021.
COSELA is also commercially available in Greater China (i.e., mainland China, Hong Kong, Macau and Taiwan) pursuant to an exclusive license agreement with Simcere entered into in August 2020 to develop and commercialize trilaciclib for any indication in humans through parenteral delivery, including intravenous delivery, in China, Hong Kong, Macau, and Taiwan. See "Business - License Agreements - Exclusive license to Simcere for trilaciclib in Greater China" section of the 2023 Form 10-K for more details. COSELA (trilaciclib hydrochloride for injection) is indicated in Greater China to decrease the incidence of chemotherapy-induced myelosuppression in adult patients when administered prior to a platinum/etoposide-containing regimen for ES-SCLC.
Product Portfolio
Our product portfolio consists of three assets: trilaciclib and lerociclib, both of which are CDK4/6 inhibitors, and a CDK2 inhibitor.
Trilaciclib
Trilaciclib is a novel therapy designed to transiently arrest cells that are dependent on CDK4/6 for proliferation, including hematopoietic stem and progenitor cells ("HSPCs"), in the G1 phase. The unique product attributes of trilaciclib include: (1) rapid onset from IV administration, (2) potent and selective CDK4 and CDK6 inhibition, and (3) a short half-life. These attributes enable a controlled administration of trilaciclib intended to achieve a precisely timed effect, a robust clean G1-phase arrest, and an optimal environment for T-cells to proliferate. Trilaciclib has demonstrated an ability to protect the bone marrow. This may lead to reduced hematologic adverse events ("AEs"), which can mitigate the need for rescue interventions and hospitalizations.
As a condition of marketing approval in ES-SCLC, we are required to conduct a post marketing trial of trilaciclib in combination with chemotherapy in patients with ES-SCLC to evaluate survival outcomes. To meet this requirement, a trial of trilaciclib or placebo in combination with topotecan in patients with ES-SCLC has been initiated and the first patient was enrolled in October 2023.

Beyond our continued development and commercialization of our initial ES-SCLC indication in the U.S., we are focusing our efforts on evaluating other myeloprotection uses for the drug, including in combination with lurbinectedin, and identifying a development partner to develop trilaciclib in combination with leading ADC treatments.
During the quarter ended June 30, 2024, we disclosed the final results from two clinical trials.
On May 28, 2024, we announced the presentation of mature Phase 2 clinical trial results at the 2024 American Society of Clinical Oncology meeting which described the positive impact of trilaciclib in combination with a TROP2 ADC (sacituzumab govitecan; SG) on overall survival (OS) and tolerability compared to SG alone based on historical data from the ASCENT trial. These results indicate that patients in the intent-to-treat (ITT) population receiving trilaciclib with the ADC experienced an approximately four-month improvement in median OS (15.9 months vs. 12.1 months) compared to that expected from the ADC alone based on historical data from the ASCENT trial and had a 12-month survival of 60%. In addition, the mature safety results show a clinically meaningful on-target effect of trilaciclib to reduce the rates of multiple treatment emergent adverse events associated with SG compared to the previously published SG single agent safety profile from the ASCENT trial, including measures of myelosuppression (neutropenia, anemia, thrombocytopenia) and diarrhea. G1 is actively seeking a partner to continue the development of trilaciclib in combination with leading TROP2 ADCs.
On June 24, 2024, we announced the final results from our Phase 3 PRESERVE 2 trial in metastatic triple negative breast cancer ("mTNBC"). Consistent with other trilaciclib studies, evidence of myeloprotection was observed, including a reduction in the occurrence of severe neutropenia, which occurred in 8% of patients who received trilaciclib compared to 29% of patients in the control arm. However, the trial did not demonstrate a statistically significant treatment effect in the ITT (n=187) population, with a Hazard Ratio of 0.91. We have discontinued all expenditures into this indication.
In addition, we are supporting multiple investigator sponsored studies ("ISS") and conducting a post-marketing trial. See "Business - Preclinical and Clinical Development - Ongoing Clinical Trials" section of the 2023 Form 10-K for more details.
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
On April 30, 2024, we entered into an exclusive global licensing agreement (excluding the Asia-Pacific region) with Pepper Bio, Inc. ("Pepper") for lerociclib for all indications except for certain radioprotectant uses. Under the terms of the agreement, we received an upfront payment of $0.5 million during the three months ended June 30, 2024, and are eligible to receive a maximum of $120.0 million upon achievement of certain development milestones and $15.0 million upon achievement of certain commercial milestones, in up to three indications. In addition, Pepper will pay us a low double-digit royalty on aggregate annual net sales of lerociclib.
On May 20, 2024, we entered into an exclusive global licensing agreement (excluding the Asia-Pacific region) with Deimos Biosciences Inc. ("Deimos"), a portfolio company of Jupiter Bioventures, for lerociclib for radioprotective uses. Under the terms of the agreement, we expect to receive, no later than August 31, 2024, shares of Deimos' common stock representing 10% of Deimos’ outstanding equity capitalization on a fully diluted basis. In addition, we expect to receive a 20% royalty on aggregate annual net sales of lerociclib.
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

Financial Overview
Since our inception in 2008, we have devoted substantially all of our resources to synthesizing, acquiring, testing and developing our product candidates, including conducting preclinical studies and clinical trials and providing selling, general and administrative support for these operations as well as securing intellectual property protection for our products. Currently, COSELA is our only product approved for sale. We began generating revenue for the net product sales from COSELA in March of 2021. We recorded $29.9 million and $46.3 million of net product sales from COSELA for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. We recorded $1.1 million and $36.2 million of license revenue for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. To date, we have financed our operations primarily through the sale of equity securities, our loan agreement with Hercules, and licensing arrangements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and is uncertain at this time.
As of June 30, 2024, we had cash and cash equivalents of $15.1 million and marketable securities of $45.7 million. Since inception we have incurred net losses. As of June 30, 2024, we had an accumulated deficit of $795.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs, our commercial launch of COSELA, and from selling, general and administrative expenses associated with our operations. However, we expect to become profitable in the second half of the next fiscal year. As disclosed in the Liquidity and Capital Resources section, as of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. To date, inflation has not had a material impact on our business, but if the global inflationary trends continue, we expect appreciable increases in clinical trial, selling, labor, and other operating costs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases of our product. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.
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
•seek additional label expansion;
•grow our sales, marketing and distribution infrastructure to commercialize COSELA;
•achieve market acceptance of our product in the medical community and with third-party payors;
•maintain, expand and protect our intellectual property portfolio;
•enter into collaboration arrangements, if any, for the development of our product or in-license other products; and
•continue to incur costs as a result of operating as a public company.
Components of our Results of Operations
Revenues
On February 12, 2021, COSELA was approved by the FDA and we began generating revenue for the product sales of COSELA in March 2021. Prior to the approval of COSELA, our revenues were derived from our license agreements.
Pursuant to the exclusive license agreement with Simcere, during the six months ended June 30, 2024, revenue recognized for supply and manufacturing services and for the reimbursement of patent and clinical trial costs was immaterial. We did not receive any development milestones during the six months ended June 30, 2024. On April 28, 2023, we amended the license agreement with Simcere, whereby we received a one-time, non-refundable payment of $30.0 million in exchange for the relief of future royalty payments from the sale of COSELA in Greater China, which was recognized as license revenue during the period. See "Business - License Agreements - Exclusive license to Simcere for trilaciclib in Greater China" section of the 2023 Form 10-K for more details.

Pursuant to the terminated exclusive license agreement with EQRx, during the six months ended June 30, 2024, we recognized as revenue the remaining $0.2 million previously held as short-term deferred revenue on the balance sheet for the year-ended December 31, 2023, as the remaining clinical trial wind down costs following EQRx's termination of the license agreement were incurred. No milestones were previously achieved through the date of termination of the lerociclib license agreement, and as a result of the termination, we will not receive any further milestone payments or future royalties from EQRx. See "Business - License Agreements - Exclusive license to EQRx for lerociclib" section of the 2023 Form 10-K for more details.
Pursuant to the exclusive license agreement with Genor, we have the potential to receive $40.0 million upon reaching development and commercial milestones, and receive tiered royalties ranging from high single to low double-digits based on annual net sales of lerociclib in the Genor Territory. We did not receive any development milestones during the six months ended June 30, 2024. See "Business - License Agreements - Exclusive license to Genor for lerociclib" section of the 2023 Form 10-K for more details.
Pursuant to the exclusive license agreement with Incyclix, we are entitled to receive an additional milestone payment and sales-based royalties, and have right of first negotiation to re-acquire these assets. We did not receive the development milestone payment during the six months ended June 30, 2024. See "Business - License Agreements - Exclusive license to Incyclix" section of the 2023 Form 10-K for more details.
Pursuant to the exclusive license agreement with Pepper, we have the potential to receive up to $135.0 million upon achievement of certain development and commercial milestones in up to three indications, and receive low double-digit royalties on aggregate annual net sales of lerociclib in the Pepper Territory. We did not receive any milestones during the six months ended June 30, 2024. See "Note 10 - License Revenue" of this Form 10-Q for more details.
Pursuant to the exclusive license agreement with Deimos, we are entitled to receive sales-based royalties. We did not recognize any license revenue during the six months ended June 30, 2024. See "Note 10 - License Revenue" of this Form 10-Q for more details.
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
Total other income (expense), net
Total other income (expense), net consists of interest income earned on cash and cash equivalents and interest expenses incurred under our Loan Agreement with Hercules.
Income taxes
To date, we have not been required to pay U.S. federal or state income taxes because we have not generated taxable income. We did not recognize any income tax expense for the three and six months ended June 30, 2024. Income tax recognized for the three and six months ended June 30, 2023 related to the foreign withholding taxes incurred as a result of payments received from Simcere during the period.

Results of operations
Comparison of the three months ended June 30, 2024 and June 30, 2023

	Three Months Ended June 30,		Change
	2024	2023	$
	(in thousands)
Revenues
Product sales, net	$15,838	$11,091	$4,747
License revenue	708	31,301	(30,593)
Total revenues	16,546	42,392	(25,846)
Operating expenses
Cost of goods sold	733	1,404	(671)
Research and development	5,738	12,040	(6,302)
Selling, general and administrative	13,610	17,432	(3,822)
Total operating expenses	20,081	30,876	(10,795)
Income (loss) from operations	(3,535)	11,516	(15,051)
Other income (expense)
Interest income	225	643	(418)
Interest expense	(2,726)	(2,710)	(16)
Other income	567	569	(2)
Total other expense, net	(1,934)	(1,498)	(436)
Income (loss) before income taxes	(5,469)	10,018	(15,487)
Income tax expense	—	1,308	(1,308)
Net income (loss)	$(5,469)	$8,710	$(14,179)
Product sales, net
Product sales, net was $15.8 million and $11.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase of $4.7 million, or 43%, was primarily due to increased sales volume as we continued our commercialization efforts.
License revenue
License revenue was $0.7 million and $31.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively. License revenue decreased $30.6 million, or 98%. In the current period, we recognized $0.5 million in license revenue related to recognition of revenue on an upfront payment from Pepper, and $0.2 million in license revenue related to legal costs reimbursed primarily by Deimos. License revenue recognized in the prior period was primarily related to the $30.0 million one-time payment for the relief of future royalty payments from Simcere.
Cost of goods sold
Cost of goods sold was $0.7 million and $1.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $0.7 million, or 48%, was driven by a reduction in payroll and stock based compensation due to headcount reductions, as well as a planned reduced weighted average cost of finished goods compared to the quarter ended June 30, 2023.

Research and development
Research and development expenses were $5.7 million and $12.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $6.3 million, or 52%, was primarily due to a decrease of $6.1 million in our clinical program costs, and a decrease of $0.2 million in costs related to our discovery and pre-clinical programs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Clinical Program Expenses—trilaciclib	$5,252	$10,964
Clinical Program Expenses—rintodestrant	(5)	87
Clinical Program Expenses—lerociclib	93	363
Chemical Manufacturing and Development	35	93
Discovery, Pre-Clinical and Other Expenses	363	533
Total Research and Development Expenses	$5,738	$12,040
Selling, general and administrative
Selling, general and administrative expenses were $13.6 million and $17.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $3.8 million, or 22%, was primarily due to decreases of $2.2 million in personnel costs, $0.8 million in commercialization activities, $0.5 million in medical affairs costs related to trilaciclib, and a net decrease of $0.3 million primarily in franchise taxes, IT costs, and other corporate and administrative expenses.
Total other expense, net
Total other expense, net was $1.9 million and $1.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase of $0.4 million, or 29%, was primarily driven by a decrease of $0.4 million in interest income due to lower cash and marketable securities balances.
Income tax expense
There was no income tax expense recognized for the three months ended June 30, 2024 as compared to $1.3 million for the three months ended June 30, 2023. The decrease was related to the foreign withholding taxes incurred as a result of the one-time payment for the relief of future royalty payments from Simcere during the prior period.

Results of operations
Comparison of the six months ended June 30, 2024 and June 30, 2023

	Six Months Ended June 30,		Change
	2024	2023	$

Revenues
Product sales, net	$29,917	$21,583	$8,334
License revenue	1,105	33,755	(32,650)
Total revenues	31,022	55,338	(24,316)
Operating expenses
Cost of goods sold	1,812	2,863	(1,051)
Research and development	13,056	27,520	(14,464)
Selling, general and administrative	28,737	39,185	(10,448)
Total operating expenses	43,605	69,568	(25,963)
Loss from operations	(12,583)	(14,230)	1,647
Other income (expense)
Interest income	506	1,359	(853)
Interest expense	(4,704)	(5,799)	1,095
Other income	1,093	1,093	—
Total other expense, net	(3,105)	(3,347)	242
Loss before income taxes	(15,688)	(17,577)	1,889
Income tax expense	—	1,308	(1,308)
Net loss	$(15,688)	$(18,885)	$3,197
Product sales, net
Product sales, net was $29.9 million and $21.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase of $8.3 million, or 39% was primarily due to increased sales volume as we continued our commercialization efforts.
License revenue
License revenue was $1.1 million and $33.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. License revenue decreased $32.7 million, or 97%. In the current year we recognized $0.5 million in license revenue related to recognition of revenue on an upfront payment from Pepper, and $0.6 million in other license revenue related to patent and clinical trial costs, primarily reimbursed by EQRx and Deimos. License revenue recognized in the prior period was primarily related to the $30.0 million one-time payment for the relief of future royalty payments from Simcere.
Cost of goods sold
Cost of goods sold was $1.8 million and $2.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $1.1 million, or 37%, was due to decreases of $0.5 million in personnel costs, $0.3 million due to a cancellation fee in the prior year, and despite an increase in units sold, the weighted average cost per vial is less in the current period following the write-off of expired vials in the prior year, contributing to a decrease of $0.3 million.

Research and development
Research and development expenses were $13.1 million and $27.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $14.5 million, or 53%, was primarily due to decreases of $13.5 million in our clinical program costs, $0.6 million for manufacturing of active pharmaceutical ingredients and drug product to support our clinical trials, and $0.3 million in costs related to discovery and pre-clinical programs. The following table summarizes our research and development expenses allocated to trilaciclib, rintodestrant (discontinued), lerociclib, and unallocated research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Clinical Program Expenses—trilaciclib	$12,266	$24,952
Clinical Program Expenses—rintodestrant	(4)	7
Clinical Program Expenses—lerociclib	(109)	736
Chemical Manufacturing and Development	120	746
Discovery, Pre-Clinical and Other Expenses	783	1,079
Total Research and Development Expenses	$13,056	$27,520
Selling, general and administrative
Selling, general and administrative expenses were $28.7 million and $39.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $10.4 million, or 27%, was due to decreases of $5.9 million in personnel costs, $2.7 million in commercialization activities, $1.2 million in medical affairs costs related to trilaciclib, and $0.6 million in audit, legal, IT, taxes, office and other administrative expenses.
Total other expense, net
Total other expense, net was $3.1 million and $3.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease of $0.2 million, or 7%, was primarily driven by a decrease of $1.1 million in interest expense on the loan payable due to reduced principal outstanding, offset by a reduction of $0.9 million in interest income due to reduced cash and marketable securities balances.
Income tax expense
There was no income tax expense for the six months ended June 30, 2024 as compared to $1.3 million for the six months ended June 30, 2023. The decrease was related to the foreign withholding taxes incurred as a result of the one-time payment for the relief of future royalty payments from Simcere during the prior period.

Liquidity and Capital Resources
We have experienced net losses since our inception, and have an accumulated deficit of $795.7 million and $780.0 million as of June 30, 2024 and December 31, 2023, respectively. We do not intend to engage in any new research and development activities in the foreseeable future. Our success and future profitability depends on our ability to continue the global commercialization of COSELA in the extensive-stage small cell lung cancer market to support our operations. We have evaluated actions already taken, our projected opportunity to reach profitability, future cash flow projections, and our ability to remain in compliance with the financial covenants and requirements as defined within the Loan Agreement (as defined in Note 7 - Loan Payable). Based on the foregoing, as of the date of issuance of these condensed financial statements, we expect that our cash and cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our planned operations and remain in compliance with our objective financial covenants for at least the next 12 months from the date of issuance of these condensed financial statements. We expect to finance our cash needs through the successful commercialization of COSELA, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In the event that we are unable to do so, there can be no assurances that we will be able to fund our operations without additional financing through a combination of equity offerings, debt financings, or other third-party funding. In the event we are not successful in obtaining sufficient funding, that terms are unsatisfactory to us, or that funding will be insufficient to meet our needs, this could delay or impede our global commercialization efforts, which could adversely affect our business prospects, or our ability to continue our operations. Our condensed financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
In connection with the Loan Payable described in Note 7, we are required to remain in compliance with a minimum cash covenant and are subject to a conditional borrowing base measured on a trailing three-month net revenue basis, which began with the financial reporting for the period ending June 30, 2023, and has been tested monthly thereafter. The lender also has the ability to call debt based on a material adverse change clause, which is subjectively defined. As of June 30, 2024, we are in compliance with the minimum cash covenant and the conditional borrowing base requirements. If we do not maintain unrestricted cash equal to at least 35% of the outstanding or do not comply with the conditional borrowing base requirements or the subjective acceleration clauses are triggered under the agreement, then the lender may call the debt, resulting in us immediately needing additional funds.
To date, we have funded our operations primarily through proceeds from our initial public offering, our follow-on stock offerings, our Loan Agreement with Hercules, product sales, and proceeds from our license agreements. Under our licensing arrangements, we are eligible to receive certain development and sales-based milestones. Our ability to earn these milestones and the timing of achieving these milestones is primarily dependent upon the outcome of the licensee’s activities and are uncertain at this time.
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
On February 23, 2022, we amended the 2021 Form S-3 to register for sale up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. The 2021 Form S-3, as amended, expired on July 2, 2024.
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
On June 6, 2023, we entered into a Fifth Amendment to Loan Agreement (the “Fifth Amendment”) with Hercules, under which Hercules agreed to lend us up to $75.0 million, subject to specified conditions. In conjunction with the closing of the Fifth Amendment, we repaid $25.0 million of the outstanding debt such that the total loan amount outstanding upon closing of the Fifth Amendment was $50.0 million. The Fifth Amendment eliminated advances under tranches 2 and 3 and increased the advance available under tranche 4 from $15.0 million to $25.0 million and extended the time for drawing the Tranche 4 Advance (as defined in the Loan Agreement) from June 30, 2024 to December 15, 2024. The Fifth Amendment adjusted the minimum cash covenant such that we must maintain unrestricted cash equal to at least 35% of the outstanding debt at all times. The Fifth Amendment removed the existing minimum revenue covenant and provided for a conditional borrowing base limit such that, beginning with the financial reporting for the period ended June 30, 2023, and tested monthly, our debt outstanding shall not exceed certain thresholds of trailing three months net product revenue of COSELA.
Hercules also has the ability to call debt based on a material adverse change clause, which is subjectively defined. If we are not in compliance with the minimum cash covenant, conditional borrowing base requirements, or the subjective acceleration clauses are triggered under the agreement, then Hercules may call the debt resulting in us immediately needing additional funds. We have determined that subjective acceleration under the material adverse events clause included in the Loan Agreement is not probable and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. During the previous quarter ended March 31, 2024, we repaid $8.2 million in principal and $0.5 million in a pro-rata portion of the end of term charge. As of June 30, 2024, the outstanding principal of $41.8 million does not exceed the required threshold of trailing three month revenue for the period then ended. Additionally, as of June 30, 2024 we maintained unrestricted cash equal to more than 35% of the total outstanding debt and has not been notified of an event of default by the lender under the Loan Agreement.
License Agreements
On May 22, 2020, we entered into an exclusive license agreement with Incyclix, formerly ARC Therapeutics, LLC, for the development and commercialization of a CDK2 inhibitor for all human and veterinary uses. On June 15, 2020, we entered into an exclusive license agreement with Genor for the development and commercialization of lerociclib in the Genor Territory. On July 22, 2020, we entered into an exclusive license agreement with EQRx for the development and commercialization of lerociclib in the EQRx Territory. The license agreement with EQRx was terminated in August 2023. On August 3, 2020, we entered into an exclusive license agreement with Simcere for the development and commercialization of trilaciclib in all indications in the Simcere Territory. The license agreement with Simcere was amended on April 28, 2023. On April 30, 2024, we entered into an exclusive license agreement with Pepper for the development and commercialization of lerociclib for all indications except for certain radioprotective uses in the Pepper Territory. On May 20, 2024, we entered into an exclusive license agreement with Deimos, for the development and commercialization of lerociclib for certain radioprotective uses in the Deimos Territory. See “Note 10 – License Revenue” to the audited financial statements included in Item 15 of the 2023 Form 10-K for a further description of our license agreements and relationships with Incyclix, Genor, EQRx, and Simcere. See “Note 10 – License Revenue” of this Form 10-Q for a further description of our license agreements and relationships with Pepper and Deimos.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$
	(in thousands)
Net cash used in operating activities	$(14,172)	$(14,968)	$796
Net cash provided by investing activities	5,518	3,256	2,262
Net cash used in financing activities	(8,490)	(26,968)	18,478
Net change in cash, cash equivalents, and restricted cash	$(17,144)	$(38,680)	$21,536

Net cash used in operating activities
During the six months ended June 30, 2024, net cash used in operating activities was $14.2 million, which consisted of a net loss of $15.7 million, accretion of discount on available for sale securities of $1.2 million, and a decrease in net operating assets and liabilities of $4.1 million, offset by non-cash stock compensation expense of $4.6 million, $1.4 million in accretion of the end of term fee on the Hercules debt, $0.5 million of non-cash interest expense, $0.2 million of depreciation expense, and $0.1 million in amortization of debt discount and debt issuance costs.
During the six months ended June 30, 2023, net cash used in operating activities was $15.0 million which consisted of a net loss of $18.9 million, accretion of discount on available for sale securities of $1.1 million, and a decrease in net operating assets and liabilities of $4.4 million, partially offset by non-cash stock compensation expense of $7.6 million, $0.6 million of non-cash interest expense, $0.5 million in accretion of the end of term fee on the Hercules debt, $0.4 million in amortization of debt discount and debt issuance costs, and $0.3 million of depreciation expense.
Net cash provided by investing activities
During the six months ended June 30, 2024, net cash provided by investing activities was $5.5 million, due to maturities of $59.2 million in marketable securities, offset by the purchase of $53.7 million in marketable securities.
During the six months ended June 30, 2023, net cash provided by investing activities was $3.3 million, due to maturities of $68.5 million in marketable securities, offset by the purchase of $65.2 million in marketable securities.
Net cash used in financing activities
During the six months ended June 30, 2024, net cash used in financing activities was $8.5 million, which consisted of $8.2 million for repayment of debt principal and $0.6 million for the proportionate amount of the end of term fee, offset by $0.3 million in proceeds from stock options exercised.
During the six months ended June 30, 2023, net cash used in financing activities was $27.0 million which consisted of $25.0 million for repayment of debt principal and $1.7 million for the proportionate amount of the end of term fee, and $0.3 million in payment of public offering costs.
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
We expect to finance our cash needs through the successful commercialization of COSELA, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Other than amounts included under the terms of our licensing arrangements and the Loan Agreement with Hercules, which are subject to certain conditions, we do not have any committed external source of funds. We may be bound by ongoing compliance with financial covenants under the Loan Agreement with Hercules. To the extent that we may raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our condensed financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the balance sheet, and the reported amount of expenses incurred during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed in Note 2 of our audited financial statements included in our 2023 Form 10-K, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. We did not adopt any new accounting pronouncements that had a material effect on our condensed financial statements during the quarter ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities, which are affected by changes in the general level of U.S. interest rates. We had cash and cash equivalents of $15.1 million and marketable securities of $45.7 million as of June 30, 2024. Cash and cash equivalents consist of deposits in banks, including checking accounts and money market accounts and funds. Marketable securities consist of U.S. Treasury bills. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations.
We also have exposure to market risk on our Loan Agreement with Hercules. Our Loan Agreement accrues interest from its date of issue at a variable interest rate equal to the greater of either (i) (a) the prime rate as reported in The Wall Street Journal, plus (b) 5.65%, and (ii) 9.15%. As of June 30, 2024, $41.8 million of principal was outstanding under the Loan Agreement with Hercules. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Loan and Security Agreement" section of the 2023 Form 10-K for more details.
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three and six months ended June 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1A. Risk Factors
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
Risks Related to the Pending Transaction with Purchaser
We may not complete the pending transaction with Pharmacosmos within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results, and/or operations.
On August 6, 2024, the Company, Pharmacosmos A/S, a Danish Aktieselskab (“Pharmacosmos”), and Genesis Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pharmacosmos (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of our common stock, at a price per share of $7.15, net to the seller in cash, without interest and subject to applicable withholding tax required by applicable law. Following the consummation of the Offer, Purchaser will merge with and into our Company, with our Company surviving as a wholly owned subsidiary of Pharmacosmos, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, owned by Pharmacosmos or any of its direct or indirect subsidiaries at the commencement of the Offer, irrevocably accepted for payment by Purchaser in the Offer or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $7.15 per share in cash, without interest, subject to any withholding of taxes required by applicable law.
The completion of the pending transaction is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including that (i) there be validly tendered, and not properly withdrawn, prior to the expiration of the Offer, a number of shares of our common stock that, together with the number of shares of our common stock, if any, then owned beneficially by Pharmacosmos and Purchaser (together with their wholly-owned subsidiaries), represents at least a majority of our shares of common stock outstanding as of the consummation of the Offer, (ii) there shall not be any order injunction or decree issued by any governmental body of competent jurisdiction preventing the consummation of the merger in effect, (iii) the Purchaser has irrevocably accepted for purchase the shares validly tendered (and not validly withdrawn) pursuant to the Offer and (iv) other customary conditions contained in the Merger Agreement.
In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, (i) our board of directors determines to terminate the Merger Agreement in order to enter into a definitive agreement with respect to a superior proposal and the Company so terminates or (ii) in the event that the Merger Agreement is terminated by Pharmacosmos following a change of recommendation by our board of directors. As a result, we cannot assure you that the transaction with Purchaser will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the pending transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Pharmacosmos a termination fee of $12,140,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, distributors, vendors, suppliers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Pharmacosmos could adversely affect our business, financial results, and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, distributors, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators, distributors, and other counterparties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Pharmacosmos’ prior consent. Outside certain limited exceptions, these limitations include, among other things, restrictions on our ability to acquire other businesses and assets in excess of a specified limit, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, incur capital expenditures in excess of a specified limit, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations, and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Pharmacosmos, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Pharmacosmos a termination fee of $12,140,000 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Pharmacosmos.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition, and results of operations.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger with Pharmacosmos, which may delay or prevent the proposed merger.
Complaints may in the future be filed against us, our board of directors, Pharmacosmos, Pharmacosmos’ board of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Pharmacosmos, or Pharmacosmos’ board of directors could delay or prevent the consummation of the Offer and the merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 6. Exhibits

Exhibit Number	Description
10.1*
Second Amendment to Employment Agreement by and between John E. Bailey Jr. and the Registrant effective as of August 6, 2024, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024 (File No. 001-38096) and incorporated herein by reference

10.2*
Second Amendment to Employment Agreement by and between Mark Avagliano and the Registrant effective as of August 6, 2024, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024 (File No. 001-38096) and incorporated herein by reference.

10.3*
Fourth Amendment to Employment Agreement by and between Rajesh K. Malik and the Registrant effective as of August 6, 2024, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024 (File No. 001-38096) and incorporated herein by reference.

10.4*
Second Amendment to Employment Agreement by and between John W. Umstead V and the Registrant effective as of August 6, 2024, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 7, 2024 (File No. 001-38096) and incorporated herein by reference

10.5*†	Third Amendment to Employment Agreement by and between Terry Murdock and the Registrant effective as of August 6, 2024.

10.6*†	Second Amendment to Employment Agreement by and between Andrew Perry and the Registrant effective as of August 6, 2024.

10.7*†	Second Amendment to Employment Agreement by and between Monica R. Thomas and the Registrant effective as of August 6, 2024.

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)XBRL Taxonomy Extension Presentation Linkbase Document
__________________________

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
^	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G1 THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ John W. Umstead V
John W. Umstead V
Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)